Form 10QSB
period 1996-03-31
ADVANCED VOICE TECHNOLOGIES INC
filed 1996-05-15
CIK 932694

Form 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C.  20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                    March 31, 1996
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                        to

For Quarter Ended                   Commission File Number              0-25480

                        ADVANCED VOICE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

        Delaware                                                     62-1175379
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

        369 Lexington Avenue, New York, New York                  10017
- -----------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code                (212) 599-2062
                                                   ----------------------------


(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1996 3,721,497.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------






Item 1.  Financial Statements:

   Balance Sheet as of March 31, 1996  [Unaudited]....................  1.....2

   Statements of Operations for the three months ended
   March 31, 1996 and 1995 [Unaudited]................................  3

   Statement of Stockholders' Equity for the three months ended
   March 31, 1996 [Unaudited].........................................  4

   Statements of Cash Flows for the three months ended
   March 31, 1996 and 1995 [Unaudited]................................  5

   Notes to Financial Statements......................................  6.....11

Item 2.        Managements' Discussion and Analysis of the Financial Condition
       and Results of Operations......................................  12....15

Signature.............................................................  16



                      . . . . . . . . . . . . . . . . . .

Item 1.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------





Assets:
Current Assets:
 Cash and Cash Equivalents                                            $    2,388
  Accounts Receivable - Net                                              124,335
  Inventory                                                               27,212
  Prepaid and Other Current Assets                                       118,106
  Note Receivable - Related Party                                        160,000
  Miscellaneous Receivables - Related Party                               15,163
                                                                      ----------

  Total Current Assets                                                   447,204

Equipment:
  Furniture, Fixtures and Equipment                                      348,746
  Less:  Accumulated Depreciation                                       (64,256)

  Equipment - Net                                                        284,490
                                                                      ----------

Trademarks                                                                 2,931

Less:  Accumulated Amortization                                          (2,492)
  Trademarks - Net                                                           439
                                                                      ----------

Other Assets:
  Deposits                                                                10,457
  Capitalized Software and Development Costs - Net                       915,244
  Capitalized Promotional Items - Net                                    199,209
  Other Assets                                                           152,667
                                                                      ----------

  Total Other Assets                                                   1,277,577

  Total Assets                                                        $2,009,710


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Accounts Payable                                                    $  660,076
  Accrued Payroll Taxes                                                   56,863
  Accrued Expenses                                                        68,223
  Accrued Consulting Fees                                                 45,000
                                                                      ----------
  Total Current Liabilities                                              830,162

Commitments and Contingencies [4]                                            --

Stockholders' Equity:
  Common Stock - $.0001 Par Value, 25,000,000 Shares
   Authorized; 3,721,497 Shares Issued and Outstanding                       371

  Additional Paid-in Capital                                          13,514,045

  Retained Earnings [Deficit]                                       (12,334,868)

  Total Stockholders' Equity                                           1,179,548

  Total Liabilities and Stockholders' Equity                          $2,009,710



The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                              Three months ended
                                                                  March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

Sales - Net                                                $   85,085   $   34,220

Cost of Goods Sold                                             28,243       11,339
                                                           ----------   ----------

  Gross Profit                                                 56,842       22,881
                                                           ----------   ----------

Operating Expenses:
  Selling Expenses                                            219,202      183,946
  General and Administrative Expense                          317,994      382,923
  Depreciation and Amortization                                15,350       25,277
  Compensation Expense - Issuance of Stock and Options          3,450      396,000
  Rent and Other Expenses - Related Party                      49,707       15,068
  Research and Development Expense                              2,975       31,711
                                                           ----------   ----------

  Total Operating Expenses                                    608,678    1,034,925
                                                           ----------   ----------

  Operating [Loss]                                           (551,836)  (1,012,044)
                                                           ----------   ----------

Other Income [Expenses]:
  Interest Expense                                               (650)      (6,972)
  Interest Income                                               1,105       23,691
  Interest Income - Related Party                               4,486           --
  Miscellaneous Income [Expense]                                  946        9,406
                                                           ----------   ----------

  Other Income - Net                                            5,887       26,125
                                                           ----------   ----------

  Net [Loss]                                               $ (545,949)  $ (985,919)
                                                           ==========   ==========

  Net [Loss] Per Share                                     $     (.15)  $     (.30)
                                                           ==========   ==========

  Average Number of Shares Outstanding                      3,724,497    3,341,164
                                                           ==========   ==========



The Accompanying Notes are an Integral Part of These Financial Statements.


ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
MARCH 31, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



                                               Additional   Retained     Total
                         Common Stock         Paid-in    Earnings  Stockholders'
                         Shares     Amount       Capital     [Deficit]   Equity

Balance - January 1, 1996
                       3,721,497  $      371  $13,510,595$(11,788,919)$1,722,047

  Issuance of Options -
   Employee Compensation      --          --       3,450          --       3,450

  Net [Loss] for the three
   months ended March 31,
   1996                      --          --          --    (545,949)   (545,949)
                       ---------  ----------  ---------- -----------  ----------

Balance - March 31, 1996
  [Unaudited]          3,721,497  $      371  $13,514,045$(12,334,868)$1,179,548
                       =========  ==========  ======================= ==========




The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                              Three months ended
                                                                  March 31,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

  Net Cash - Operating Activities                          $  (88,431)  $ (700,835)
                                                           ----------   ----------

Investing Activities:
  Capital Expenditures                                         (5,254)     (90,429)
  Research and Development Costs                             (258,267)     (70,667)
  Other                                                        (1,920)      (3,225)
                                                           ----------   ----------

  Net Cash - Investing Activities                            (265,441)    (164,321)
                                                           ----------   ----------

Financing Activities:
  Cash Proceeds from Initial Public Offering                       --    4,605,650
  Repayment of Related Party Payables                              --      (46,266)
                                                           ----------   ----------

  Net Cash - Financing Activities                                  --    4,559,384
                                                           ----------   ----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (353,872)   3,694,228

Cash and Cash Equivalents - Beginning of Periods              356,260       78,732
                                                           ----------   ----------

  Cash and Cash Equivalents - End of Periods               $    2,388   $3,772,960
                                                           ==========   ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                             $       --   $       --
   Income Taxes                                         $       --   $       --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company incurred a non-cash compensation charge of approximately $990,000 from the issuance of 300,000 shares of common stock in connection with the bridge financing. $594,000 was expensed in 1994 and the balance of $396,000 was expensed in the first quarter of 1995

  The Company incurred a non-cash compensation expense to an employee of approximately $3,500 from the issuance of 3,000 options for the purchase of restricted common stock at a price of $.50 per share.


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
- ------------------------------------------------------------------------------



[1] Organization and Business

Advanced Voice Technologies, Inc. [the "Company"] a Delaware Corporation was incorporated in the State of Tennessee on October 17, 1983, originally under the name of Tech-Source, Inc. In September of 1994, the Company reincorporated in the State of Delaware. The Company was originally organized to develop and manufacture voice messaging technology. In June 1995, the Company began its new marketing efforts for educational services and products to communities and school districts. The Company uses communications technology to deliver its services and products.

[2] Summary of Significant Accounting Policies

[A] Equipment and Depreciation - Equipment consists primarily of furniture, fixtures, telephones and computers and are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5 years for computer and telephone equipment and 7 years for furniture.

[B] Revenue Recognition - The Company's policy is to record revenue upon installation of software. The Company estimates a cost for future servicing and adjusts revenues accordingly.

[C] Cash and Cash Equivalents - Cash equivalents are comprised of certain highly liquid investments with a maturity of three months or less when purchased.

[D] Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual results could differ from those estimates.

[E] Inventory - Inventory is comprised of computer hardware and accessories necessary for the installation of the Company's software. The hardware is stated at the lower of cost or market using the first-in, first-out [FIFO] method.

[F] Net Loss Per Share - Net loss per share was calculated based on the weighted average number of shares outstanding during the periods presented. Shares or equivalents issued at below the IPO price are included for all periods presented.. All share data has been adjusted to reflect the 5 for 1 stock split in September of 1994.

[G] Business Concentrations - The Company provides educational services and products for parents and teachers to help improve student achievement and parental involvement in communities throughout the United States. The Company utilizes communications and computer technology to deliver its services and products.

The Company utilized standard PC-related hardware for its products. Voiceboards are available in quantity only from a few domestic suppliers. If the Company were to experience significant delays, interruptions or reductions in its supply of voiceboards, the Company's revenues and profits could be adversely affected.

For the three months ended March 31, 1996, the Company had net sales to one customer that generated approximately 97% of net sales. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company is primarily an installer of proprietary software. As such, most of the Company's business is of a nonrecurring nature. The Company must continually market its products to new customers. Unless the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

[G] Business Concentrations - [Continued] - Most of the Company's business activity is with educational facilities or their representatives. The receivable balance is presented net of unearned income of approximately $83,000 and an allowance of approximately $13,000.

The Company normally requires deposits as a condition of sales.

[H] Capitalized Software and Development Costs - In accordance with the Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" the Company began to capitalize software development costs. This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies that are significant and are susceptible to change in the near term. Amortization of capitalized software development costs is based upon the straight-line method over three years or projected future revenues whichever is less. Research and development costs incurred before technological feasibility has been established are charged to operations and for the three months ended March 31, 1996 and 1995 were $2,975 and $31,711, respectively.

[I] Capitalized Promotional Items - Capitalized promotional items consist of the cost of the production of promotional videos and booklets. These items are being amortized over an 18 month period. Amortization expense for the three months ended March 31, 1996 was approximately $50,500.

[J] Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense was approximately $26,100 for the three months ended March 31, 1996.

[K] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Advanced Voice Technologies, Inc. Form 10-K.

[L] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with APB 25 [Accounting for Stock Issued to Employees].

[3] Related Party Transactions

[A] Consulting Agreements

(i) On June 30, 1988, the Company entered into a consulting agreement for a minimum of $100,000 per year beginning July 1, 1988 and ending June 30, 1991. During the quarter ended September 30, 1994, $168,308 of the debt to this consultant was converted into 49,143 shares of the Company's common stock. This agreement was terminated as of June 30, 1991. In October 1994, the Company entered into a two year consulting agreement with the same consultant for an aggregate amount of $75,000 payable in two annual installments. At March 31, 1996, $37,500 remains unpaid.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
- ------------------------------------------------------------------------------



[3] Related Party Transactions [Continued]

[A] Consulting Agreements [Continued]

(ii) On June 1, 1995, the Company entered into a 5 year consulting agreement contract with a stockholder for $190,000. The terms of the contract call for $100,000 payment at signing and two payments of $45,000 due on December 1, 1995 and June 1, 1996. The $45,000 payment due on December 1, 1995 was not paid and is still outstanding as of March 31, 1996. The accumulated amortization on this agreement as of March 31, 1996 was $20,000.

[B] Leases - In January of 1995, the Company entered into a month-to-month lease for New York office space for approximately $13,500 per month with an entity in which one of the partners is also the Chairman of the Company. On January 15,1995, the Company entered into a 13-month lease for space at a monthly rental of $2,200 for the benefit of a related party. In February 1996, this lease was renewed on a month-to-month basis. Rent expense as of March 31, 1996 was $44,318.

[C] Demand Note - In July 1995, the Company in exchange for a demand note, advanced $160,000 to a partnership, which the Company's Chairman has an interest. The demand note accrues interest quarterly at a rate of 2% above prime. Interest of $7,883 was accrued and due at December 31, 1995 [See Note 11].

[D] Stock Options - On January 1,1 996, the Company issued options to a related party for 3,000 shares of restricted common stock at $.50 per share. These options can be exercised through December 31,1999. The Company recorded compensation expense of $3,450 which represents the difference between the option price and the fair market value at issuance.

[4] Commitments

[A] Facility and Equipment Lease - The Company leases office and warehouse space in Nashville, Tennessee for approximately $3,600 per month plus taxes and insurance premiums. This lease expires on September 30, 1996. In addition, the Company has an annual lease of approximately $3,900 for a copier. Rent expense as of March 31, 1996 was $11,514 [See Note 3B].

[B] License Agreement - On June 15, 1986, the Company signed a license agreement under patents with a licensor to pay royalties to the licensor for voice messaging products sold by the Company. As of December 31, 1995, $106,025 is reflected as a liability for this agreement; however, management believes that it will not be liable for this entire amount. As there can be no assurances that management will be successful in contacting the licensor and resolving this liability, the entire amount has been accrued in these financial statements.

[C] Royalties - The Company entered into a royalty agreement with a licensor on November 8, 1984 to pay royalties on computer software that was developed by the licensor. The royalty is $35.00 per unit sold by the Company. In August of 1995, this agreement was terminated. The liability at March 31, 1996 is $4,305.

[E] Consulting and Employment Agreements - As of March 31, 1996, the Company has 11 outstanding agreements for a monthly compensation of approximately $60,000. In addition, the Company in 1994 had issued 585,466 options to purchase restricted shares of common stock of the Company exercisable at $3.30 per share. During 1995, the Company issued an additional 50,000 options to purchase restricted shares of the Company's common stock at an option price of $3.40 per share, and 30,000 options to purchase restricted shares at an option price of $3.50. All options are exercisable regardless of conclusion or termination of contract.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
- ------------------------------------------------------------------------------



[4] Commitments [Continued]

[E] Consulting and Employment Agreements [Continued] - The following are the annual consulting and employment commitments for the twelve months ended March 31:

1997                    $ 464,592
1998                      162,502
                        ---------

  Total                 $ 627,094
  -----                 =========

[5] Income Taxes

The Company has net operating loss carryovers of approximately $6,500,000 as of December 31, 1995, expiring in the year 2003. However, based upon present
Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

Generally Accepted Accounting Principles ["GAAP"] require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. However, because of the uncertainty of realization of the operating loss carryforward, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

[6] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 may have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 31, 1995.

[7] Litigation

The Company is not involved in any legal proceeding which management believes would have a material effect on the Company's financial position, operating results, or cash flows.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
- ------------------------------------------------------------------------------


[8] Capital Stock

In September and October of 1994, the Company received $500,000 in bridge notes with 8% interest per annum which were repaid with proceeds from the close of the public offering in February 1995. The bridge loans have 300,000 units as additional consideration with each unit having one share of the Company's common stock, two Class A Warrants exercisable at $6.00 per share and one Class B Warrant exercisable at $10.00 per share. The total 300,000 shares of the Company's common stock represent a financing cost of approximately $990,000 that will be amortized through the completion of the public offering, which was February 16, 1995. Compensation expense of $594,000 was recorded for the year ended December 31, 1994 and the balance of $396,000 was recorded as compensation expense in the quarter ending March 31, 1995.

The Company filed a registration statement of 1,000,000 units at $5.50 per unit, which was declared effective in February of 1995. Each unit consisted of one share of common stock and one Class A redeemable common warrant exercisable at $6.00 per share during the three-year period commencing two years from the effective date of the registration statement. In February of 1995, the Company successfully closed this public offering with an over allotment of 150,000 units exercised and received net proceeds of $4,605,650. Bridge notes of $515,000 including accrued interest, underwriting costs of $1,104,350 and a prepaid consulting fee of $100,000 were paid at the closing. Additional underwriting costs amounting to $133,041 were paid after the closing date.

On January 1, 1996, the Company issued options to a related party for 3,000 shares of restricted common stock at $.50 per share. These options can be exercised through December 31,1999. The Company recorded compensation expense of $3,450 which represents the difference between the option price and the fair market value at issuance.

[9] Going Concern

The Company's financial statements for the three months ended March 31, 1996, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the audited December 31, 1995 financial statements, the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources and generate cash from operations. Management plans in this regard include consideration of the sale of additional equity, debt financing, and obtaining additional contracts to improve profitability and generate cash from operations. However, no assurances can be given that the Company will be successful regarding their plans. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or attain positive cash flows from operations.

[10] Fair Value of Financial Instruments

Effective  December  31,  1995,  the  Company  adopted  Statement  of  Financial
Accounting Standards No. 107, "Disclosure About Fair Value of Financial Instruments" which requires disclosing fair value to the extent practicable for financial instruments which are recognized or unrecognized in the balance sheet. The fair value of the financial instruments disclosed herein is not necessarily representative of the amount that could be realized or settled, nor does the fair value amount consider the tax consequences of realization or settlement.

In assessing the fair value of financial instruments, the Company used a variety of methods and assumptions, which were based on estimates of market conditions and risks existing at that time. For certain instruments, including cash and cash equivalents, trade receivables, related party and note receivable, and trade payables, it was concluded that the carrying amount approximated fair value for these instruments because of their short maturities.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
- ------------------------------------------------------------------------------



[11] Subsequent Events

[A] On April 1, 1996, $45,000 of the note receivable related party was repaid and on April 12, 1996 the balance of $115,000 was repaid with interest.





                      .   .   .   .   .   .   .   .   .   .

Item 2.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere herein:

Overview

During the 1980's and early 1990's, the Company invested significant resources in the design and testing of voice messaging products that serve the specific needs of certain markets, including education, healthcare, real estate, and automobile sales. In 1989, through the initiation of Dr, Jerold Bauch, a renowned educator at Vanderbilt University, the Company developed the Homework Hotline(R), a voice based communications system designed to specifically and uniquely meet the needs of the education community. Since that time, over five hundred Homework Hotline(R) installations in primary and secondary schools in 32 states have proven the product's value and have helped build the Company's presence in the educational market.

In the schools in which it was installed, the Homework Hotline(R) has proven to be a vital product. Results showed not only increases in homework completion rates, higher attendance rates, higher school achievement, but also, and perhaps most importantly, greater parent involvement. With that specific advantage in the educational market, and greater competition in the generic business voice messaging market, the Company, in September, 1994, made the strategic decision to focus its financial and other resources exclusively on the education market. Since that time, the Company has transformed itself from a voice technology company to an educational services company, The Company is focused on providing programs and resources for parents, teachers and communities that improve parental involvement in children's education. The Company is utilizing communications and computer technology as a medium for delivering it's educational services and products.

Using the Homework Hotline(R) as the cornerstone of a comprehensive parent involvement program, the Company is developing such additional services as teacher staff development modules, parent and community involvement assessment tools, parenting education, support materials and helplines, and other services which are all focused on enabling parents to be more actively and productively involved in their child's education. An advisory board of leading educators and school administrators has been established to provide ongoing supervision of existing program content, to help in the development and enhancement of new products and services and to insure and promote the Company's reputation as the leading provider of educational services. The Company plans to make its services and resources accessible via multiple communication systems, including the telephone, video, print, personal computer and interactive cable television.

The Company believes that demand for its products and services will continue to increase due to demographic trends, increasing discontent among families and corporations with the public education system in this country, and the recent enactment of federal legislation to address the need for educational reform. In the Spring of 1994, federal legislation, entitled "Goals 2000: Educate America Act", was enacted that mandates schools improve their performance along eight key dimensions, among which is parental involvement.

This legislation has increased awareness in the value of parental involvement in the education process, the need for improvement in its implementation in most school communities, and has broadened funding sources for products and services such as those being developed by the Company. Additionally, funding is available not only from the educational community, but also from corporations, state and local governments, and not-for-profit organizations, which have earmarked funds to improve the educational system through investment in parent involvement programs.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Overview [Continued]

In October 1995, the Company entered into a definitive contract with Work/Family Directions, Inc. to implement its parent involvement program in ten communities through out the country during the school year 1995/1996. The contract price for this project is approximately $1.2 million. This amount is offset by approximately $500,000 which was placed into an escrow account to cover the equipment costs required for this contract. This project, is being sponsored by a group of Fortune 500 corporations. The agreement provides for the installation of 100 schools, 90 of which were completed. The balance will be complete in the second quarter of 1996.

The Company has been selected as a provider of its service for several large flagship projects in the State of California, with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services ["BOCES"] for the 1996-1997 school year which involve working with corporations, school districts, and community organizations to implement the Company's parent involvement program on a community-wide scale.

Not surprisingly, the change of corporate strategy from a voice technology company to an educational services company generated additional costs in software development and program development and new marketing efforts. Currently, these costs were not recouped by incremental sales. However, the software and programs developed were responsible for the contract realized with Work/Family Directions, Inc. as well as, for the opportunities the Company is currently in line with the State of California, the New York State Department of Education and the Southern Westchester BOCES.

Three months ended March 31, 1996 Compared to March 31, 1995

Results of Operations

The Company's net losses for the three months ended March 31, 1996 and 1995 were $545,949 and $985,919, respectively. This decrease in net loss of $439,970 is primarily the non-cash compensation expense of $396,000 recorded in 1995.

The  Company  spent  significant  time and moneys  enhancing  its  hardware  and software offering and supplementing it with proprietary training and parent/teacher support materials. The enhancements were designed to open the Company up to larger, more profitable sales opportunities by broadening the product's marketing appeal, reducing its competitive vulnerability, and increasing the efficiency and effectiveness of its school district implementation.

The Company began executing its new marketing efforts in June 1995. These efforts, which focused on communities and school district installations rather than one school at a time, in themselves generated a longer selling cycle. However, the fruits of the change in corporate strategy began to be realized in the fourth quarter of 1995 as the Company increased sales over the same period a year ago by 627%. Further, as of March 31, 1996, the Company has been in negotiations for several large flagship projects. These projects involve working with the largest states and cities in the country, corporations, and community organizations to implement the Company's parent involvement program on all impactful community-wide scale.

Sales for the three months ended March 31, 1996 and 1995 were $85,085 and $34,220, respectively. This increase of approximately $50,000 in net sales is attributable primarily to the contract obtained from Work/Family Directions, Inc. to install Homework Hotline(R) in 100 schools. At March 31, 1996, the Company completed installation in 90 schools. It should be noted that the Company recognizes revenue for a given system or program only when such system is installed.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Three months ended March 31, 1996 Compared to March 31, 1995

Results of Operations [Continued]

For the quarter ended March 31, 1996, the Company had net sales to one customer that generated approximately 97% of net sales. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company is primarily an installer of proprietary software. As such, most of the Company's business is of a nonrecurring nature. The Company must continually market its products to new customers. Unless the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

Gross margin for the three months ended March 31, 1996 and 1995 was 66.8% and 66.9%, respectively.

Selling expenses for the three months ended March 31, 1996 were $219,202 versus $183,946 for the same period a year ago. This increase was mainly caused by an increase in promotional expenditures of approximately $53,000 and increase in sales salary of approximately $71,000. This increase was offset by a decrease of $75,000 for travel expense and $17,000 in consulting expense.

General and administrative expenses for the three months ended
 March  31, 1996 were $317,994 versus $382,923 for the same period a year ago.

Research and development expenses for the three months ended March 31, 1996 were $2,975 versus $31,711 for the same period a year ago. During the year ended December 31, 1995, the Company had created a prototype for versions 1.2 and 2.0 of the Homework Hotline(R). As of March 31, 1996, capitalized Software and Development costs were $951,244. This included Software and Development costs of $113,326 for version 1.2 of Homework Hotline(R) that was completed in October 1995. As of March 31, 1996 accumulated amortization of these costs was $18,887. The Company anticipates that version 2.0 of Homework Hotline(R) will be completed in May 1996.

Interest expense for the three months ended March 31, 1996 and 1995 was $650 and $6,972, respectively.

Liquidity and Capital Resources

At March 31, 1996, the Company had a working capital of $328,958 and cash and cash equivalents of $2,388. The Company utilized $88,431 and $700,835 for operations for the three months ended March 31, 1996 and 1995, respectively. The Company used $265,441 and $164,321 in investing activities for the three months ended March 31, 1996 and 1995, respectively. The Company generated $-0- and $4,605,650 from financing activities for the quarter ending March 31, 1996 and 1995.

The Company's cash balance at May 9, 1996 was $126,229. Management believes that it will continue to meet its short-term liquidity need by the completion and collection of the Work/Family Directions, Inc. contract. Management believes the Company will meet its long-term liquidity need by additional installations via a renewal of the Work/Family Directions, Inc. program, and/or the execution of initiatives previously noted in California, with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Three months ended March 31, 1996 Compared to March 31, 1995

Liquidity and Capital Resources [Continued]

Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, which occurred on February 16, 1995. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs.

The Company believes that it will derive additional cash flow from its projected increased sales, as experienced in the fourth quarter of 1995, resulting from new and expanded services and products.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 may have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements on December 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 31, 1995.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

SIGNATURES
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVANCED VOICE TECHNOLOGIES, INC.


Date: May 15, 1996                        By:/s/ Nancy Shalek
                                             Nancy Shalek,
                    Chairman of the Board and Chief Financial
                                               Officer

SIGNATURES
- ------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ADVANCED VOICE TECHNOLOGIES, INC.


Date: May 15, 1996                        By:
                                             Nancy Shalek,
                    Chairman of the Board and Chief Financial
                                               Officer