Form 10QSB
period 1996-06-30
ADVANCED VOICE TECHNOLOGIES INC
filed 1996-08-13
CIK 932694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended     June 30, 1996    Commission File Number       0-25480

                        ADVANCED VOICE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

               Delaware                                      62-1175379
            (State or other jurisdiction of              (I.R.S. Employer
            incorporation or organization)              Identification No.)

            369 Lexington Avenue
            New York, New York                                 10017
            (Address of principal executive offices)        (Zip code)

Registrant's telephone number, including area code:             (212) 599-2062
                                                        ----------------------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes   X      No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1996 was 3,721,497.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


INDEX
- ------------------------------------------------------------------------------






Item 1.  Financial Statements:

   Balance Sheet as of June 30, 1996  [Unaudited].....................  1.....2

   Statements of Operations for the three and six months ended
   June 30, 1996 and 1995 [Unaudited].................................  3

   Statement of Stockholders' Equity for the six months ended
   June 30, 1996 [Unaudited]..........................................  4

   Statements of Cash Flows for the six months ended
   June 30, 1996 and 1995 [Unaudited].................................  5

   Notes to Financial Statements......................................  6.....11

Item 2.Managements' Discussion and Analysis of the Financial Condition
       and Results of Operations......................................  12....15

Signature.............................................................  16



                      . . . . . . . . . . . . . . . . . .


Item 1.

ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------





Assets:
Current Assets:
  Accounts Receivable - Net                                             $   14,175
  Inventory                                                                 11,080
  Prepaid and Other Current Assets                                         102,578
  Miscellaneous Receivables - Related Party                                  3,154
                                                                        ----------

  Total Current Assets                                                     130,987

Equipment:
  Furniture, Fixtures and Equipment                                        349,219
  Less:  Accumulated Depreciation                                          (79,327)

  Equipment - Net                                                          269,892
                                                                        ----------

Trademarks                                                                   2,931

Less:  Accumulated Amortization                                             (2,638)

  Trademarks - Net                                                             293
                                                                        ----------

Other Assets:
  Deposits                                                                  10,456
  Capitalized Software and Development Costs - Net                       1,073,408
  Capitalized Promotional Items - Net                                      149,488
  Other Assets                                                             176,167
                                                                        ----------

  Total Other Assets                                                     1,409,519

  Total Assets                                                          $1,810,691


The Accompanying Notes are an Integral Part of These Financial Statements.


                                         1



ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
  Cash Overdraft                                                        $    7,600
  Deferred Income                                                            9,750
  Accounts Payable                                                         781,821
  Accrued Payroll Taxes                                                    150,303
  Accrued Expenses                                                          54,405
  Accrued Expenses - Related Party                                           1,137
  Accrued Consulting Fees                                                   90,000
  Loan Payable - Related Party                                             135,000
                                                                        ----------

  Total Current Liabilities                                              1,230,016

Commitments and Contingencies [4]                                               --

Stockholders' Equity:
  Common Stock - $.0001 Par Value, 25,000,000 Shares
   Authorized; 3,721,497 Shares Issued and Outstanding                         372

  Additional Paid-in Capital                                            13,514,044

  Retained Earnings [Deficit]                                           (12,933,741)

  Total Stockholders' Equity                                               580,675

  Total Liabilities and Stockholders' Equity                            $1,810,691



The Accompanying Notes are an Integral Part of These Financial Statements.


                                         2


ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF OPERATIONS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                    Three months ended         Six months ended
                                        June 30,                   June 30,
                                        --------                   --------
                                    1 9 9 6     1 9 9 5      1 9 9 6       1 9 9 5
                                    -------     -------      -------       -------
Sales - Net                      $   159,763 $    34,385   $  244,848   $   68,605

Cost of Sales                         41,833      17,283       70,076       28,622
                                 ----------- -----------   ----------   ----------

  Gross Profit                       117,930      17,102      174,772       39,983
                                 ----------- -----------   ----------   ----------

Operating Expenses:
  Selling Expenses                   232,847     274,535      452,049      458,481
  General and Administrative Expense 409,292     288,156      727,286      649,482
  Depreciation and Amortization       15,218       4,500       30,568        9,379
  Compensation Expense - Issuance of
   Stock and Options                      --          --        3,450      396,000
  Rent and Other Expenses - Related
   Party                              55,139      64,382      104,846      121,445
  Research and Development Expense        --       9,036        2,975       40,747
                                  ---------- -----------   ----------   ----------

  Total Operating Expenses           712,496     640,609    1,321,174    1,675,534
                                 ----------- -----------   ----------   ----------

  Operating [Loss]                  (594,566)   (623,507)  (1,146,402)  (1,635,551)
                                 ----------- -----------   ----------   ----------

Other Income [Expenses]:
  Interest Expense                    (4,937)       (650)      (5,587)      (7,622)
  Interest Income                         20      44,220        1,125       67,911
  Interest Income - Related Party        360          --        4,846           --
  Miscellaneous Income [Expense]         250      17,498        1,196       26,904
                                 ----------- -----------   ----------   ----------

  Other [Expense] Income - Net        (4,307)     61,068        1,580       87,193
                                 ----------- -----------   ----------   ----------

  Net [Loss]                     $  (598,873)$  (562,439)  $(1,144,822) $(1,548,358)
                                 =========== ===========   ===========  ===========

  Net [Loss] Per Share           $      (.16)$      (.15)  $     (.31)  $     (.44)
                                 =========== ===========   ==========   ==========

  Average Number of Shares
   Outstanding                     3,724,497   3,724,497    3,724,497    3,489,414
                                 =========== ===========   ==========   ==========



The Accompanying Notes are an Integral Part of These Financial Statements.


ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30, 1996.
[UNAUDITED]
- ------------------------------------------------------------------------------



                                               Additional     Retained      Total
                              Common Stock       Paid-in      Earnings  Stockholders'
                           Shares     Amount     Capital      [Deficit]    Equity

Balance - January 1, 1996 3,721,497 $     372  $13,510,594  $(11,788,919)$1,722,047

  Issuance of Options -
   Employee Compensation         --        --       3,450            --       3,450

  Net [Loss] for the six
   months ended June 30,
   1996                          --        --          --    (1,144,822) (1,144,822)
                         ---------- ---------  ----------   -----------  ----------

Balance - June 30, 1996
  [Unaudited]             3,721,497 $     372  $13,514,044  $(12,933,741)$  580,675
                         ========== =========  ===========  ============ ==========




The Accompanying Notes are an Integral Part of These Financial Statements.




ADVANCED VOICE TECHNOLOGIES, INC.
- ------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
- ------------------------------------------------------------------------------


                                                               Six months ended
                                                                   June 30,
                                                             1 9 9 6       1 9 9 5
                                                             -------       -------

  Net Cash - Operating Activities                          $ (215,895)  $(1,536,778)
                                                           ----------   -----------

Investing Activities:
  Capital Expenditures                                         (5,727)    (175,821)
  Software and Development Costs                             (435,317)    (237,326)
  Other                                                        (1,921)      (4,534)
                                                           ----------   ----------

  Net Cash - Investing Activities                            (442,965)    (417,681)
                                                           ----------   ----------

Financing Activities:
  Cash Overdraft                                                7,600           --
  Cash Proceeds from Initial Public Offering                       --    4,605,650
  Repayment of Related Party Payables                              --      (61,963)
  Proceeds of a Related Party Loan                            135,000           --
  Payment on a Related Party Receivable                       160,000           --
                                                           ----------   ----------

  Net Cash - Financing Activities                             302,600    4,543,687
                                                           ----------   ----------

  Net [Decrease] Increase in Cash and Cash Equivalents       (356,260)   2,589,228

Cash and Cash Equivalents - Beginning of Periods              356,260       78,732
                                                           ----------   ----------

  Cash and Cash Equivalents - End of Periods               $       --   $2,667,960
                                                           ==========   ==========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during the periods for:
   Interest                                      $       --   $       --
   Income Taxes                                  $       --   $       --

Supplemental Schedule of Non-Cash Investing and Financing Activities:
  The Company incurred a non-cash compensation charge of approximately $990,000 from the issuance of 300,000 shares of common stock in connection with the bridge financing. $594,000 was expensed in 1994 and the balance of $396,000 was expensed in the first quarter of 1995

  The Company incurred a non-cash compensation expense of approximately $3,500 from the issuance of 3,000 options to an employee for the purchase of restricted common stock at a price of $.50 per share.


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

[F] Net Loss Per Share - Net loss per share was calculated based on the weighted average number of shares outstanding during the periods presented. Shares equivalents are included if dilutive. All share data has been adjusted to reflect the 5 for 1 stock split in September of 1994.

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

For the six months ended June 30, 1996, the Company had net sales to one customer that generated approximately 84% of net sales. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company is primarily an installer of proprietary software. As such, most of the Company's business is of a nonrecurring nature. The Company must continually market its products to new customers. Unless the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
- ------------------------------------------------------------------------------



[2] Summary of Significant Accounting Policies [Continued]

[G] Business Concentrations - [Continued] - Most of the Company's business activity is with educational facilities or their representatives. The receivable balance is presented net of unearned income of approximately $54,000 and an allowance of approximately $13,000.

The Company normally requires deposits as a condition of sales.

[H] Capitalized Software and Development Costs - In accordance with the Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" the Company began to capitalize software development costs. This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies that are significant and are susceptible to change in the near term. Amortization of capitalized software development costs is based upon the straight-line method over three years [the remaining estimated economic life] or the ratio that current gross revenues bear to projected future revenues, whichever is less. Research and development costs incurred before technological feasibility has been established are charged to operations.

[I] Capitalized Promotional Items - Capitalized promotional items consist of the cost of the production of promotional videos and booklets. These items are being amortized over an 18 month period. Amortization expense for the six months ended June 30, 1996 was approximately $100,145, and is included in general and administrative expenses.

[J] Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense was approximately $51,000 for the six months ended June 30, 1996.

[K] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments [consisting only of normal recurring items] which are considered necessary to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Advanced Voice Technologies, Inc. Form 10-KSB.

[L] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with APB 25 [Accounting for Stock Issued to Employees].

[M] Reclassification - Certain items from prior years' financial statements have been reclassified to conform to current period's presentation.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
- ------------------------------------------------------------------------------



[3] Related Party Transactions

[A] Consulting Agreements - (i) On June 30, 1988, the Company entered into a consulting agreement for a minimum of $100,000 per year beginning July 1, 1988 and ending June 30, 1991. During the quarter ended September 30, 1994, $168,308 of the debt to this consultant was converted into 49,143 shares of the Company's common stock. This agreement was terminated as of June 30, 1991. In October 1994, the Company entered into a two year consulting agreement with the same consultant for an aggregate amount of $75,000 payable in two annual installments. At June 30, 1996, $37,500 remains unpaid. (ii) On June 1, 1995, the Company entered into a 5 year consulting agreement contract with a stockholder for $190,000. The terms of the contract call for a $100,000 payment at signing and two payments of $45,000 due on December 1, 1995 and June 1, 1996. The two payments totaling $90,000 due on December 1, 1995 and June 1, 1996 were not paid and are still outstanding as of June 30, 1996. The accumulated amortization on this agreement as of June 30, 1996 was $41,167.

[B] Leases - In January of 1995, the Company entered into a month-to-month lease for New York office space for approximately $13,500 per month with an entity in which one of the partners is also the Chairman of the Company. On January 15,1995, the Company entered into a 13-month lease for space at a monthly rental of $2,200 for the benefit of a related party. In February 1996, this lease was renewed on a month-to-month basis. Rent expense for the aforementioned leases as of June 30, 1996 was $95,690.

[C] Demand Note - In July 1995, the Company in exchange for a demand note, advanced $160,000 to a partnership, which the Company's Chairman has an interest. The demand note accrues interest quarterly at a rate of 2% above prime. Interest of $7,883 was accrued and due at December 31, 1995. On April 1, 1996, $45,000 of this note was repaid and on April 12, 1996, the balance of $115,000 was repaid with interest.

[D] Loan Payable - On June 14, 1995, the Company was advanced $135,000 from a partnership, in which the Company's chairman has an interest. The note accrues interest quarterly at a rate of 2% above prime. Prime rate is approximately 8%.

[4] Commitments and Contingencies

[A] Facility and Equipment Lease - The Company leases office and warehouse space in Nashville, Tennessee for approximately $3,600 per month plus taxes and insurance premiums. This lease expires on September 30, 1996. In addition, the Company has an annual lease of approximately $3,900 for a copier. Rent expense for the aforementioned leases as of June 30, 1996 was $26,996 [See Note 3B].

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

[C] Royalties - The Company entered into a royalty agreement with a licensor on November 8, 1984 to pay royalties on computer software that was developed by the licensor. The royalty is $35.00 per unit sold by the Company. In August of 1995, this agreement was terminated. The liability at June 30, 1996 is $4,655.

[D] Consulting and Employment Agreements - As of June 30, 1996, the Company has 5 outstanding agreements for a monthly compensation of approximately $35,000.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
- ------------------------------------------------------------------------------


[4] Commitments [Continued]

The following are the annual consulting and employment commitments for the twelve months ended June 30:

1997                    $ 380,000
1998                       70,000
                        ---------

  Total                 $ 450,000
  -----                 =========

In addition, the Company in 1994 had issued 585,466 options to purchase restricted shares of common stock of the Company exercisable at $3.30 per share to individuals who have either consulting or employee agreements. During 1995, the Company issued an additional 50,000 options to individuals who have either consulting or employee agreements to purchase restricted shares of the Company's common stock at an option price of $3.40 per share, and 30,000 options to purchase restricted shares at an option price of $3.50 per share. All options are exercisable regardless of conclusion or termination of contract.

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

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ["APB"]Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which is effective for transactions occurring after December 31, 1996. SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

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

The Company in 1994 had issued 585,466 options to purchase restricted shares of common stock of the Company exercisable at $3.30 per share to individuals who have either consulting or employee agreements. During 1995, the Company issued an additional 50,000 options to individuals who have either consulting or employee agreements to purchase restricted shares of the Company's common stock at an option price of $3.40 per share, and 30,000 options to purchase restricted shares at an option price of $3.50. All options are exercisable regardless of conclusion or termination of contract.

On January 1, 1996, the Company issued options to an employee for 3,000 shares of restricted common stock exercisable at $.50 per share. These options can be exercised through December 31,1999. The Company recorded compensation expense of $3,450 which represents the difference between the option exercise price and the estimated fair market value at issuance.

On May 6, 1996, the Company issued options to five employees for 60,000 shares of restricted common stock exercisable at $3.975 per share. The exercise price was determined by management after giving consideration to restrictions regarding the stock. These options can be exercised through May 6, 2000.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
- ------------------------------------------------------------------------------



[9] Going Concern

The Company's financial statements as of and for the six months ended June 30, 1996, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the audited December 31, 1995 financial statements, as filed under Form 10-KSB, the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources and generate cash from operations. Management plans in this regard include consideration of the sale of additional equity, debt financing, and obtaining additional contracts to improve profitability and generate cash from operations. However, no assurances can be given that the Company will be successful regarding their plans. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or attain positive cash flows from operations [See Note 10B].

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

[11] Subsequent Events [Unaudited]

[A] Stock Options - On July 15, 1996, the Company issued options to an employee for 5,000 shares of restricted common stock exercisable at the closing share price at July 14, 1996. These options can be exercised July 14, 1997 through July 14, 1999.

[B] Co-Marketing Agreement - On August 8, 1996, the Company signed a co-marketing agreement with AT&T to help implement and support AT&T's program to offer voice messaging services to primary and secondary schools across the United States.

As part of the agreement, which has an initial term of three years, AT&T has purchased rights to a non-exclusive license to use the Company's software and certain intellectual property rights. The agreement also provides for the issuance to AT&T of a warrant representing the right to purchase for a nominal price, that number of shares in the Company that would give AT&T ownership of 40% of the sum of the outstanding shares including the shares that underly the warrant. On the first anniversary of the agreement, a portion of the warrant representing a 10% ownership share in the Company will vest and become exercisable. The remainder of the warrant will vest in increments as certain business hurdles are met, with full vesting contingent on the Company realizing $20,000,000 or more in revenue from this agreement.

                      .   .   .   .   .   .   .   .   .   .

Item 2.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere herein:

Overview

During the 1980's and early 1990's, the Company invested significant resources in the design and testing of voice messaging products that serve the specific needs of certain markets, including education, healthcare, real estate, and automobile sales. In 1989, through the initiation of Dr. Jerold Bauch, a renowned educator at Vanderbilt University, the Company developed the Homework Hotline(R), a voice based communications system designed to specifically and uniquely meet the needs of the education community. Since that time, over five hundred Homework Hotline(R) installations in primary and secondary schools in 32 states have proven the product's value and have helped build the Company's presence in the educational market.

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

Using the Homework Hotline(R) as the cornerstone of a comprehensive parent involvement program, the Company is continuing to develop such additional services as teacher staff development modules, parent and community involvement assessment tools, parenting education, support materials and helplines, and other services which are all focused on enabling parents to be more actively and productively involved in their child's education. An advisory board of leading educators and school administrators has been established to provide ongoing supervision of existing program content, to help in the development and enhancement of new products and services and to insure and promote the Company's reputation as the leading provider of educational services. The Company plans to make its services and resources accessible via multiple communication systems, including the telephone, video, print, personal computer and interactive cable television.

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

In October 1995, the Company entered into a definitive contract with Work/Family Directions, Inc. to implement its parent involvement program in ten communities through out the country during the school year 1995/1996. This project consisting of the installation of the Homework Hotline(R) in 100 schools was completed during the second quarter of 1996, and was sponsored by a group of Fortune 500 corporations. In August 1996, the Company signed a co-marketing agreement with AT&T to help implement and support AT&T's program to offer voice messaging service to primary and secondary schools across the United States. As part of this agreement, which has an initial term of 3 years, AT&T has purchased rights to a non-exclusive license to use the Company's software and certain intellectual property rights.

Not surprisingly, the change of corporate strategy from a voice technology company to an educational services company generated additional costs in software development and program development and new marketing efforts. Currently, these costs were not recouped by incremental sales. However, the software and programs developed were responsible for the contracts realized with AT&T and Work/Family Directions, Inc. as well as, for the opportunities the Company is currently in line with the State of California, the New York State Department of Education and the Southern Westchester BOCES.

Six months ended June 30, 1996 Compared to June 30, 1995

Results of Operations

The Company's net losses for the six months ended June 30, 1996 and 1995 were $1,144,822 and $1,548,358, respectively. This decrease in net loss of $403,536 is primarily the non-cash compensation expense of $396,000 recorded in 1995.

The  Company  spent  significant  time and moneys  enhancing  its  hardware  and software offering and supplementing it with proprietary training and parent/teacher support materials. The enhancements were designed to open the Company up to larger, more profitable sales opportunities as evidenced by the Work/Family Directions, Inc. and the AT&T agreement.

Sales for the six months ended June 30, 1996 and 1995 were $244,848 and $68,605, respectively. This increase of approximately $176,243 in net sales is attributable primarily to the contract obtained from Work/Family Directions, Inc. to install Homework Hotline(R) in 100 schools. As of June 30, 1996, the Company completed this project. It should be noted that the Company recognizes revenue for a given system or program only when such system is installed.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 Compared to June 30, 1995

Results of Operations [Continued]

For the quarter ended June 30, 1996, the Company had net sales to one customer that generated approximately 84% of net sales. The Company is primarily an installer of proprietary software. As such, most of the Company's business is of a nonrecurring nature. The Company must continually market its products to new customers. Unless the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, could have a severe negative impact to the Company in the near term.

Gross margin for the six months ended June 30, 1996 and 1995 was 71% and 58%, respectively. The higher profitability and the long-term nature of the contract with Work/Family Directions, Inc. was primarily responsible for this increase.

Selling expenses for the six months ended June 30, 1996 were $452,049 versus $458,481 for the same period a year ago.

General and administrative expenses for the six months ended June 30, 1996 were $727,286 versus $649,482 for the same period a year ago. The increase in general and administrative expenses was primarily attributable to additional travel expenditures incurred in connection with pursuing new business opportunities.

Research and development expenses for the six months ended June 30, 1996 were $2,975 versus $-0- for the same period a year ago. During the year ended December 31, 1995, the Company had created a prototype for versions 1.2 and 2.0 of the Homework Hotline(R). As of June 30, 1996, capitalized Software and Development costs were $1,073,407. This included Software and Development costs of $113,326 for version 1.2 of Homework Hotline(R) that was completed in October 1995. As of June 30, 1996 accumulated amortization of these costs was $28,331. The Company anticipates that version 2.0 of Homework Hotline(R) will be completed in the third quarter of 1996.

Interest expense for the six months ended June 30, 1996 and 1995 was $5,587 and $7,622, respectively.

Liquidity and Capital Resources

At June 30, 1996, the Company had a working capital deficit of $1,099,029 and cash and cash equivalents of $-0-. The Company utilized $215,895 and $1,536,778 for operations for the six months ended June 30, 1996 and 1995, respectively. The Company used $442,965 and $417,681 in investing activities for the six months ended June 30, 1996 and 1995, respectively. The Company generated
$302,600 and $4,543,687 from financing activities for the quarter ending June 30, 1996 and 1995.

The Company's cash balance at August 7, 1996 was $1,817,877. Management believes the Company will meet its long-term liquidity need by additional installations via a renewal of the Work/Family Directions, Inc. program, the AT&T agreement, and/or the execution of initiatives previously noted in California, with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
- ------------------------------------------------------------------------------



Six months ended June 30, 1996 Compared to June 30, 1995

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

                                          ADVANCED VOICE TECHNOLOGIES, INC.


Date:  August 13, 1996                    By:/s/ Nancy Shalek
                                             Nancy Shalek,
                                      Chairman of the Board and Chief Financial
                                           Officer