Form 10KSB/A
period 1995-12-31
ADVANCED VOICE TECHNOLOGIES INC
filed 1996-11-07
CIK 932694

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                FORM 10-KSB/A(1)

              Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1995.

              Transition Report pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

     For the transition period from _________________ to __________________.

                           Commission File No. 0-25480

                        ADVANCED VOICE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)

          Delaware                                        62-1175379
          --------                                        ----------
(State of or other jurisdiction               (IRS Employer Identification No.)
of Incorporation or organization)

    369 Lexington Avenue
     New York,  NY 10017                                     10017
     -------------------                                     -----
    (Address of Principal                                  (Zip code)
     Executive Offices)

Registrant's telephone number, including area code: (212) 599-2062

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.0001 per share
                                (Title of Class)

      Units consisting of one (1) shares of common stock, par value $.0001 per share and one (1) Class A Redeemable Common Stock Purchase Warrant
                                (Title of Class)

                Class A Redeemable Common Stock Purchase Warrants
                                (Title of Class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes _____   No __X__

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 1 0-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $651,452.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 28, was approximately $19,282,005.

     Number of shares outstanding of the issuers common stock, as of March 28, 1996 was 3,721,495.



     DOCUMENTS INCORPORATED BY REFERENCE: NONE

                    Forward Looking and Cautionary Statements

     From time to time, the Company may make statements which constitute or contain "forward-looking" information as that term is defined in the PRIVATE SECURITIES LITIGATION REFORM ACT of 1995 (the "Act") or by the Securities and Exchange Commission in its rules, regulations and releases. The Company therefore cautions shareholders and investors that any such forward-looking statements made by the Company are no guarantees of future performance and that actual results may differ materially from those projected or suggested in any forward-looking statements as the result of a wide variety of factors, which include but are not limited to the factors and conditions set forth below (many of the important factors below have been discussed in prior Securities an Exchange Commission filings by the Company):

o Competition within the call processing industry, including technological features and reliability, price and service or other activities necessary in order to preserve or gain market share, the timing of which cannot be foreseen by the Company;

o Rapid technological change, characterized by frequent new product and feature introductions which effect the market for the Company's call processing products;

o Difficulties in obtaining any PC-related hardware parts and components and any other items needed for the production the Company's communication system;

o Difficulties or delays in the development, production, testing and marketing of the Company's communication system;

o    The Company's ability to protect the technology it develops;

o Risks related to the AT&T co-marketing agreement, including failures in performance of either party or other difficulties, such as in customizing the communication system as required under the agreement;

o The costs and effects of unanticipated legal and administrative proceedings.

     The Company undertakes no obligation to publicly release the result of any revisions to these forward-looking statements which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Item 1. BUSINESS

GENERAL

     Advanced Voice Technologies, Inc., a Tennessee corporation (the "Company" or "AVT") was formed in October, 1983 under the name Tech Source, Inc. The Company was founded to develop custom hardware and software applications that would support the then early stage voice processing industry. In September 1994, the Company was merged with and into Advanced Voice Technologies, Inc., a Delaware corporation.

     As the voice messaging market grew, the Company recognized that broad consumer acceptance of voice technology has created commercial opportunities that heretofore did not exist. To capitalize on the most promising of these, AVT invested significant resources in the design and testing of products that serve the market-specific needs of certain industries, including health care, real estate, education and automobile retailing. The Company's most widely heralded effort, the HOMEWORK HOTLINE(R) Communication System was designed to meet the needs of the educational community. Over 400 primary and secondary schools have installed the Company's HOMEWORK HOTLINE(R) Communication System.

     The Company maintains its executive offices at 369 Lexington Avenue, New York, NY 10017, telephone number (212) 599-2062.

Industry Background

     The early voice processing industry (i.e., the industry that developed the technological capability of voice messaging that is commonly referred to as "voice mail"), like the computer industry, had its origins in large proprietary systems and has grown to include smaller, more open systems. Early voice processing systems were based on proprietary technology, which often could be used only in conjunction with a single type of private branch exchange ("PBX") switch. These systems were designated for use by large corporations and typically cost several hundred thousand dollars. By the early 1980s, new market entrants began to develop systems that were somewhat more affordable, often costing $100,000 or more, but were still based on proprietary hardware and operating system architecture. As the processing power of PC's increased and disk storage, microprocessor and other microcomputer component costs fell, PC's also became a viable platform for early processing applications. PC-based products, utilizing standard open-architecture platforms and operating systems, now offer small- to medium-sized businesses and offices the benefits of many of the same features currently found in large proprietary systems, but at substantially lower price points ranging from about $8,500 to over $50,000.

     Call processing has traditionally encompassed various types of computer assistance to facilitate interaction over the telephone between a caller, one or more persons and a computer. With early processing technology, telephone users utilized voice and touch-tone to manipulate calls, interact with computer databases, and access and respond to messages or data from voice or other electronic media. thereby making internal and external communications more efficient. Early in its life, AVT's objective was to design simple, reliable applications of basic voice processing technology.

     The Company was primarily an installer of proprietary software. As such, much of its business was of a non-recurring nature. The Company still seeks to actively market both its proprietary software and other products and programs to new customers. To the extent the Company fails in attracting such new customers, the loss of any one significant customer, or group of customers, could have a severe negative impact on the Company in the near term.

BUSINESS AND PRODUCTS

     HOMEWORK HOTLINE(R) Communication System was developed in conjunction with Dr. Jerold Bauch the Director of the Betty Philips Center for Parenthood Education at the Peabody College of Vanderbilt University. Dr. Bauch's research on the 'TransParent School Model' (which allows parents to see inside their child's school) has received nationwide attention from educators and the news media, alike. Dr. Bauch's area of expertise is in using voice technology to increase parental involvement in their children's education, and he has spent years perfecting the design which underlies AVT's HOMEWORK HOTLINE(R). Studies that Dr. Bauch has done over the last three years consistently indicate that when a school properly utilizes the HOMEWORK HOTLINE(R) Communication System, absenteeism declines, homework completion jumps to almost 100%, and the overall academic performance of its student body improves. HOMEWORK HOTLINE(R) Communication System is a complete PC-based system.

     As a result of the opportunity presented by this market and by this product, the Company decided to focus exclusively on serving the educational market. Following this decision, the Company, in December 1994, granted an exclusive license to Oak Tree Communications, L.L.C. ("Oak Tree") to market its technology to non-educational markets. In addition, Oak Tree has agreed to service and support the Company's non-educational customer base (including the honoring of all warranties). See "Certain Relationships and Related Transactions".

     HOMEWORK HOTLINE(R) Communication System is a specially tailored voice processing system which allows teachers and school administrators to communicate with all parents and students on a daily basis. This product can be customized for the needs of a specific school or an entire school district. Teachers record class-specific messages describing, among other matters, materials covered and homework assigned during each school day. Parents are then afforded easy access to this information so that they may take a more active role in their children's education. In addition to its call-in feature, the HOMEWORK HOTLINE(R) Communication System has call-out capabilities which allows the school to deliver to parents critical and/or time sensitive information. For the safety and security of the children, schools can confirm students' absences or tardiness with their parents, families can be given procedures to follow in case of an emergency or parents can be brought up-to-date on group-specific activities. Importantly, the HOMEWORK HOTLINE(R) Communication System automatically compiles statistical records on parental use of the system in order to provide teachers and administrators with feedback on system utilization. The HOMEWORK HOTLINE(R) Communication System can also include a traditional voice messaging system and automated attendant functions.

     The HOMEWORK HOTLINE(R) Communication System has become the cornerstone of a comprehensive parent involvement program, HOMEWORK HOTLINE(R) Educational Services. An educational service provider, the Company is developing such additional services as teacher staff development modules, parent and community involvement assessment tools, parenting education, support materials and helplines, and other services which are all focused on enabling parents to be more actively and productively involved in their child's education.

     The Company believes that demand for its products and services will continue to increase due to demographic trends, increasing discontent among families and corporations with the public education system in this country, and the recent enactment of federal legislation to address the need for educational reform. In the Spring of 1994, federal legislation. entitled "Goals 2000:
Educate America Act", was enacted that mandates schools improve their performance along eight key dimensions, among which is parental involvement.

     This legislation has increased awareness in the value of parental involvement and the need for improvement in its implementation in most school communities, and has broadened funding sources for products and services such as those being developed by the Company, not only from the educational community, but also from corporations, state and local governments, and not-for-profit organizations, which have earmarked funds to improve the educational system through investment in parent involvement programs.

     In October, 1995, the Company entered into a contract with Work/Family Directions, Inc. ("Work/Family") to implement its parent involvement program in 100 schools in ten communities around the country during the 1995/1996 school year. Work/Family is a service organization which creates and manages programs on behalf of the American Business Collaboration, a consortium of Fortune 500 companies (the "Champions"), including such corporations as IBM, NYNEX and Aetna Insurance (a few of the HOMEWORK HOTLINE(R) program's Champions), that have decided to work together to develop and implement certain support services that can help their employees better manage the juggling act between their work and home responsibilities. Typically, Work/Family will create and pilot a new program, compile and report the results of such pilot, and then, if successful, work on behalf of the Champions to expand the program to a number of additional markets. This ten community implementation is just such a pilot. This program generated approximately 71% of the Company's net sales for the fiscal year ended 1995.

     The contract called for total payments from Work/Family to the Company of approximately $1.2 million for this pilot program. Of that money, $500,000 was budgeted for the purchase of all necessary computer hardware. Such funds were escrowed to facilitate and assure timely direct payment to the appropriate hardware vendors, with any funds remaining in that escrow after the program had been implemented in all 100 schools, reverting to the Company. Internal budgeting done by the Company prior to the execution of the contract indicated that it could expect to realize $170,000 in net profit from this pilot implementation, once all staff and outside expenses had been covered. As of December 31, 1995, 78 of the 100 schools were implemented. (For a description of this program's status after December 31, 1995, See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDNA")--Recent Developments and the Company's Reports of Form 10-QSB/A for the Periods ended March 31, 1996 and June 30, 1996).

     In addition, the Company has been selected as a provider of its service for several large flagship projects in the State of California, with the New York State Department of Education and for the Southern Westchester Board of Cooperative Educational Services ("BOCES") in New York State during the 1996-1997 school year each involves working with corporations, school districts, and community organizations to implement the Company's parent involvement program on a community-wide scale.

     In the State of California, the Company is currently an active participant in two significant technology programs: the Los Angeles County Office of Education's Five-year Technology for Learning Initiative and the South Bay Advanced Educational Technology Consortium. In each case, the Company is working with the program's directors to coordinate corporate, foundation, and government funding with parent, teacher, and school administrator demand to achieve broad implementation of the Company's Homework Hotline(R) Communication Program.

     The New York Department of Education has publicly announced a partnership with the Company and is currently instituting the Company's Homework Hotline(R) Communication Program in five pilot locations as the first step in a state-wide initiative.

     Finally, Southern Westchester BOCES has signed an agreement with the Company under which the Company will be the sole vendor for parental involvement programs centered around a telephonic voice message communication system in districts that BOCES services which choose to purchase such voice messaging systems through the cooperative. BOCES has contractually committed time, energy, and marketing support to the Company to help ensure that some, if not most, of the several hundred schools it serves will choose to implement the Company's program during the 3-year duration of the agreement, using both state aid and the discounts the Company has granted BOCES members under the terms of the agreement to ameliorate the expense of such a purchase.

     The change of corporate strategy from a voice technology company to an educational services company generated additional costs in software development and program development and new marketing efforts. These costs exceeded incremental sales in 1995. However, the software and programs as developed were responsible for the contract realized with Work/Family Directions which brought significant added revenue in the fourth quarter, and for the opportunities the Company is currently pursuing in both California and New York State. There can be, however, no assurance that any of these opportunities will be successfully realized, or that if they are, that they will bring meaningful revenue and profits to the Company.

Marketing

     An advisory board of leading educators and school administrators has been established by the Company to provide ongoing supervision of HOMEWORK HOTLINE(R) Educational Services content, to help in the development of new products and services, and to ensure and promote the Company's reputation as a leading provider of educational services. Using the Homework Hotline(R) as the cornerstone of a comprehensive parent involvement program, the Company is developing such additional products and services as teacher/staff development modules, parent and community involvement assessment tools, parenting education, support materials and helplines, and other services which are all focused on enabling parents to be more actively and productively involved in their child's education. In addition to developing new products and services, the Company is pursuing strategic partnerships, such as the co-marketing agreement entered into by the Company and AT&T as reported in the Company's Current Report on Form 8-K filed on August 28, 1996. (For a description of this co-marketing agreement and its status, See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDNA")--Recent Developments; and the Company's Current Report on Form 8-K filed with the SEC on August 28, 1996).

     In order to more effectively compete in the marketplace, the Company is implementing a revised marketing and pricing policy which management believes will improve sales. The Company's products and services are now being marketed to communities and school districts rather than to individual schools. The Company plans to charge a per student or per family monthly fee for accessing these services.

     The plan assumes the under-development modification to the current technology which will allow the system to reside, not only at an individual school, but in a district office. Each school will have direct access to the headquarters system via modem, but the hardware, software, and phone lines required will be centralized. The Company believes that this modified system will not only substantially reduce its cost of operations, but will facilitate a broader utilization of the HOMEWORK HOTLINE(R) Educational Services as well.

Competition

     The Company's product HOMEWORK HOTLINE(R) Communication System competes with at least two other companies (Parlant and PhoneMaster) which are as well established as the Company and which have financial resources which are likely at least as great as those of the Company. In addition, the call processing industry in general is highly competitive, and the Company believes that the competitive pressures it faces are likely to intensify. No significant competitor has tied voice messaging to parent involvement as has AVT. It is expected that this strategy will give the Company competitive advantage in the educational marketplace and insulation from those companies that solely provide voice messaging.

     The Company has limited patent protection for its products and believes that patents generally will not impose significant barriers to entry into the Company's market, especially by companies with established technical capabilities and market positions in related technologies. The Company anticipates intensified competition from larger companies having substantially greater technical, financial and marketing resources than the Company. The Company anticipates that it will encounter a broader variety of competitors, including new entrants from related computer and communications industries. See "Business and Products--Marketing." There can be no assurance that the Company will continue to succeed in this competitive environment, or that its sales or profit margins will not be adversely affected by such intensified competition.

Customers

     For the initial 400 installations, the Company's customers for its HOMEWORK HOTLINE(R) Communication System product consist primarily of individual public schools. However, the Company is developing new marketing strategies whereby HOMEWORK HOTLINE(R) Educational Services is being offered to entire school districts so that the Company and the school may benefit from the resulting economies of scale. For example, the Work/Family Directions, Inc. program of 100 schools was limited to 10 school districts. Future efforts will continue to focus on clusters of schools rather than any single school individually.

Research and Development

     During the period January 1, 1992 through December 31, 1994, the Company did not incur any research and development expenses. All research and development expenses were incurred prior to January 1, 1992. The Company launched a major research and development effort in 1995 with a two-fold objective. The first objective was in regard to software. The objective was to develop a HOMEWORK HOTLINE(R) Communication System software that could (1) operate on an IBM compatible computer with a Windows 95 user interface, and (2) operate in a network environment in a given school district. Development of software will continue with the objective to add both communications power and resources retrieval for schools to access. The second objective was to develop parent involvement materials to provide a foundation for a complete school and community oriented parent involvement program. These materials are designed to make HOMEWORK HOTLINE(R) Educational Services a part of school and community culture. The Company will continue to develop those materials and programs that meet these objectives.

     During fiscal year 1995, research and development expenses of $64,930 were incurred, primarily for the creation of prototypes of versions 1.2 and 2.0 of the Company's Homework Hotline(R) communication software. An additional $666,421 was spent on software development: $113,326 to finalize version 1.2 of the program, and the remaining $553,095 for the work still in progress on version
2.0. The Company completed development of version 1.2 in October 1995, and anticipates completion of version 2.0 in May 1996. (For a description of the status of this project, See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDNA")--Recent Developments). None of the costs of the Company's research and development activities are borne by its customers, as all of the fruits of such activities are owned by the Company.

Patents and Trademark

     The trademark HOMEWORK HOTLINE(R) is the property of the Company and has been registered with United States Patent and Trademark Office ("PTO"). To the Company's knowledge the Company has the common law right to use other trademarks and service marks on its products and in the marketing of its services.

     In September of 1994, the Company received correspondence from Elk Industries ("Elk") indicating that Elk believed that the Company's products, including voice mail or voice messaging devices were infringing Elk's United States Patent No. 4,124,773 (the "'773 patent"). In that correspondence, Elk offered the Company an opportunity to purchase a license under that patent. The Company responded by requesting further information to better enable it to evaluate Elk's claim. The Company received no response to that request.

     However, in December of 1994, the Company received written confirmation from its sole supplier of voiceboards, Dialogic, that Dialogic had acquired a license from Elk which conferred upon the Company, as a purchaser of Dialogic voiceboards, freedom from patent infringement claims by Elk on the '773 patent. Apparently unaware of the Company's sole supplier relationship with Dialogic, Elk's attorney sent the Company another letter in April of 1995. That letter expressed an intention to take action against the Company to enforce the '773 patent upon completion of other legal proceedings, and once again offered the Company a license. Acting on the advice of patent counsel, reviewing the adequacy of Dialogic's representation and the patent's imminent expiration (November 1996), the Company elected not to respond to Elk's April 1995 letter and has since received no further communications from Elk Industries or its attorneys. The Company believes that this matter will not have a material adverse affect on the Company's operations.

Employees

     As of April 11, 1996, the Company has 17 full-time employees. Of these 17 employees, 3 are responsible for sales and marketing, 6 are responsible for product development and technical support, one is a bookkeeper and one is a financial executive and six are administrative employees including the President. The Company enters into agreements containing confidentiality restrictions, as well as provisions of non-competition during employment with the Company. The Company has never had a work stoppage and no employees are represented by a labor organization. The Company considers its employee relations to be good.


Item 2. PROPERTIES

     The Company's engineering and manufacturing operations are located in Nashville, Tennessee under a lease expiring on August 31, 1999 pursuant to which it pays rent of approximately $3,600 per month plus taxes and insurance premiums. The Company moved its headquarters to New York City in November, 1994, so as to offer easy access to more experienced, high level personnel as well as draw upon accomplished educators in the Northeast.

     From January 1995 through November 1996, the Company leased office space in New York for approximately $13,500 per month with an entity in which Nancy Shalek, the Chairman of the Company, is a partner. As of November 1996, the Company entered into a ten-year lease in midtown Manhattan with an unaffiliated third party. Pursuant to this lease, the Company pays rent of $8,617.50 per month for the first three years, $9,096.25 per month for the next four years and $9,814.38 per month for the balance of the lease term. The Company believes that these facilities are adequate to meet its current needs and that suitable additional or alternative space will be available as needed in the future on commercially reasonable terms.


Item 3. LEGAL PROCEEDINGS

     The Company is not a party to any material pending legal proceedings.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

       The Company's securities commenced trading in the over-the-counter market on the effectiveness of the Company's Initial Public Offering on February 7, 1995 in the form of Units, each consisting of one share of Common Stock and one Class A Redeemable Common Stock Purchase Warrant. Effective February 7,1995 the Company's Units. Common Stock, and Warrants have been quoted under the symbols HMWKU, HMWK AND HMWKW. The Units, Common Stock and Class A Warrants are regularly quoted and traded on the NASDAQ SmallCap Market ("NASDAQ").

        The following table indicates the High and Low bid prices for the Company's Units, Common Stock and Class A Warrants based upon information supplied by the NASDAQ system. Prices represent quotations between dealers without adjustments for retail markups, markdowns or commissions and may not represent actual transactions.

Units
-----                                                   Quoted Bid Price
                                                     ----------------------
     1995 Calendar Year                                High           Low
     ------------------                                ----           ---
     First Quarter(1)                                $ 19.50        $ 8.75
     Second Quarter                                    16.00          5.50
     Third Quarter                                      5.50          5.00
     Fourth Quarter                                     7.75          3.00

Common Stock
------------                                            Quoted Bid Price
                                                     ----------------------
     1995 Calendar Year                                High           Low
     ------------------                                ----           ---
     First Quarter(1)                                $ 14.00        $ 8.00
     Second Quarter                                    10.875         3.25
     Third Quarter                                      4.00          3.125
     Fourth Quarter                                     5.50          3.125

Class A Warrants
----------------                                        Quoted Bid Price
                                                     ----------------------
     1995 Calendar Year                                High           Low
     ------------------                                ----           ---
     First Quarter(1)                                $  6.125       $ 2.25
     Second Quarter                                     5.50          2.75
     Third Quarter                                      3.125         2.25
     Fourth Quarter                                     3.625         1.25

------------

(1) February 7 through March 31, 1995.

         On March 28, 1996, the closing price of the Units as reported on NASDAQ was $8.00, the closing price of the Common Stock as reported on NASDAQ was $5.625 and the closing price of the Class A Warrant reported on NASDAQ was $2.50. On March 28, 1996, there were 57 holders of record of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere herein.

Overview

     During the l980's and early 1990's, the Company invested significant resources in the design and testing of voice messaging products that serve the specific needs of certain markets, including education, health care, real estate, and automobile sales. In 1989, through the initiation of Dr. Jerold Bauch, a renowned educator at Vanderbilt University, the Company developed the Homework Hotline(R), a voice-based communication system designed to specifically and uniquely meet the needs of the education community. Since that time, over four hundred Homework Hotline(R) installations in primary and secondary schools in 32 states have proven the product's value and have helped build the Company's presence in the educational market.

     In the schools in which it was installed, the Homework Hotline(R) has proven to be a vital product. Results showed not only increases in homework completion rates, higher attendance rates, higher school achievement, but also, and perhaps most importantly, greater parent involvement. With that specific advantage in the educational market, and greater competition in the generic business voice messaging market, the Company, in September, 1994, made the strategic decision to focus its financial and other resources exclusively on the education market. Since that time, the Company has transformed itself from a voice technology company to an educational services company. The Company is focused on providing programs and resources for parents, teachers and communities that improve parental involvement in children's education. The Company is utilizing communications and computer technology as a medium for delivering its educational services and products. The Company is continuing to enhance its original and core product, the Homework Hotline Communication System, with proprietary training and parent/teacher support materials designed to broaden its appeal, reduce its competitive vulnerability, and increase the efficiency and effectiveness of its school district implementation.

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

     This legislation has increased awareness in the value of parental involvement in the education process and the need for improvement in its implementation in most school communities, and has broadened funding sources for products and services such as those being developed by the Company. Additionally, funding is available not only from the educational community, but also from corporations, state and local governments, and not-for-profit organizations, which have earmarked funds to improve the educational system through investment in parent involvement programs. There can be no assurance that the Company will be successful at obtaining such funds to support its specific parent involvement programs.

     In October 1995, the Company entered into a definitive contract with Work/Family Directions, Inc. to implement its parent involvement program in ten communities through out the country during the school year 1995/1996. The contract price for this project is approximately $1.2 million. This amount is offset by approximately $500,000 which was placed into an escrow account to cover the equipment costs required for this contract. This project, is being sponsored by a group of Fortune 500 corporations. The agreement provides for the installation of 100 schools, 78 of which were completed in 1995. (For a description of this program's status after December 31, 1995, See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDNA")--Recent Developments and the Company's Reports of Form 10-QSB/A for the Periods ended March 31, 1996 and June 30, 1996).

     In addition, the Company has been selected as a provider of its service for several large flagship projects in the State of California, with the New York State Department of Education and for the Southern Westchester Board of Cooperative Educational Services ("BOCES") during the 1996-1997 school year which involve working with corporations, school districts, and community organizations to implement the Company's parent involvement program on a community-wide scale.

     Not surprisingly, the change of corporate strategy from a voice technology company to an educational services company generated additional costs in software development and program development and new marketing efforts. These costs were not recouped by incremental sales in this calendar year. However the software and programs developed were responsible for the contract realized with Work/Family Directions, Inc. which brought added revenue in the fourth quarter of 1995, as well as, for the opportunities the Company is currently in line with the State of California, the New York State Department of Education and the Southern Westchester BOCES.

     The Company's auditors issued a going concern report on March 26, 1996. Management recognizes that the Company must generate additional resources and generate cash from operations. Management's plans in this regard include consideration of additional equity or debt financing and obtaining additional contracts or agreements.

Recent Developments

     As of September 1996, the Company has completed the implementation of the balance of the 100 schools in the Work/Family pilot program and Work/Family and the Company had deemed the pilot successful. Work/Family and the Company are currently working on plans to significantly expand the program during the 1996/1997 and 1997/1998 school years. In August 1996, the Company entered into a three-year agreement with AT&T Corp. pursuant to which the Company will help implement and support AT&T's program to offer voice messaging services to primary and secondary schools across the United States. The agreement provides for, among other things, an up-front non-refundable licensing fee of $1.8 million, which was paid upon signing, the payment of certain additional fees, and the issuance of a warrant to AT&T. (For a more detailed description of this agreement, see the Company's Current Report on Form 8-K filed with the SEC on August 28, 1996). The completion of version 2.0 of the Homework Hotline(R) communication program was delayed until the third quarter of 1996 as a result of a diversion of software development efforts in order to support this AT&T agreement. Version 2.0 will be beta-tested in the fourth quarter of 1996 and management currently anticipates an initial roll-out of the new software in January and February of 1997, in time for the second semester of the 1996/1997 school year. Management believes that the Company will meet its long-term liquidity needs through additional installations of its Homework Hotline(R) Communication System as a result of one or more of a renewal of the Work/Family Directions, Inc. program, the co-marketing agreement with AT&T, and /or the execution of initiatives previously noted in the states of California and New York.

Year ended December 31, 1995 Compared to December 31, 1994

Results of Operations

     The Company's net losses for the twelve months ended December 31, 1995 and 1994 were $2,811,914 and $5,493,795, respectively. This decrease in net loss of $2,681,881 is primarily a result of a decrease in non-cash compensation expense of $4,293,319 offset by an increase in operating expenses. The increase in operating expenses is in line with the Company's efforts to broaden its product line, to build a strong presence and corporate image within its marketplace, and to increase its market share for its Homework Hotline(R) Communication System.

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

     The Company began executing its new marketing efforts in June 1995. These efforts, which focused on communities and school district installations rather than one school at a time, in themselves generated a longer selling cycle. However, the fruits of the change in corporate strategy began to be realized in the fourth quarter as the Company increased sales over the same period a year ago by 627%. Further, as of the fourth quarter, the Company was in negotiation for several large flagship projects. These projects involve working with the largest states and cities in the country, corporations, and community organizations to implement the Company's parent involvement program on all impactful community-wide scale.

     The Company has been pursuing a plan to address any concerns about the Company's ability to continue as a going concern. The Company's decision to pursue an initial public offering arose as a result of a strategic analysis conducted to assess both its short and long-term marketing opportunities and their concomitant financial requirements. That process culminated in the development of the Company's three year business plan, which set forth both the tasks the Company would need to complete, as well as the moneies and time required to complete each one. In that plan, the Company anticipated and prepared for the increase in operating expenses it experienced in each of the years ending December 31, 1994 and 1995. The Company further anticipated and prepared for the investments it was able to make in research and development during the last calendar year from the proceeds of its public offering. Moreover, the Company limited the scope of its marketing activities, focusing all of its efforts on key markets and key customers, with the full understanding that doing so would likely forsake sales in the short term for the opportunity to achieve greater sales and significant profit in the somewhat longer term. Although as of December 31, 1995, the Company had insufficient revenue and gross profit to meet its operating expenses, management believes that continued adherence to its plans will enable it to generate additional resources and cash from operations sufficient to address its ability to continue as a going concern.

     Sales for the twelve months ended December 31, 1995 and 1994 were $651,452 and $727,611 respectively. This decrease in net sales is attributable primarily to the Company's efforts to redirect the product emphasis. The Company entered into a contract with Work/Family Directions, Inc. to install Homework Hotline(R) in 100 schools. At December 31, 1995, the Company completed installation in 78 schools. It should be noted that the Company recognizes revenue for a given system or program only when such system is installed.

     For the year ended December 31, 1995, the Company had net sales to one new customer, Work/Family Directions, Inc., that generated approximately 71% of net sales. The Company expects to receive another approximately $250,000 from Work/Family during 1996 as payment for already contracted services. Moreover, the Company anticipates expanding its relationship with Work/Family to encompass implementation of its parent involvement program in additional markets once the 100 school pilot program has proven successful. The loss of this significant customer could have a material adverse effect on the Company. (For a description of this program's status after December 31, 1995, See Management's Discussion and Analysis of Financial Condition and Results of Operations

("MDNA")--Recent Developments and the Company's Reports of Form 10-QSB/A for the Periods ended March 31, 1996 and June 30, 1996).

     The Company was primarily an installer of proprietary software. As such, much of its business was of a non-recurring nature. The Company still seeks to actively market both its proprietary software and parent involvement programs to new customers. To the extent the Company fails in attracting such new customers for its products, the loss of any one significant customer, or group of customers, could have a severe negative impact on the Company in the near term.

     Gross margin for the twelve months ended December 31, 1995 and 1994 was 66.7% and 59.8%, respectively. The increase in the gross margin was caused by the Company's ability to charge a higher unit price for its software.

     Selling expenses for the twelve months ended December 31, 1995 were $1,110,037 versus $552,482 for the same period a year ago. The increase is attributable to the hiring of consultants and sales personnel and their related commissions of approximately $265,000, increased travel costs of approximately $124,000 and costs associated with the heightened scope and intensity of the Company's marketing efforts of approximately $158,000.

     General and administrative expenses for the twelve months ended December 31, 1995 were $1,771,405 versus $609,578 for the same period a year ago. This increase is primarily attributable to an increase in salary expense of approximately $487,000, an increase in occupancy and related expenses of approximately $348,000 and an increase in consulting and professional fees of approximately $242,000.

     Research and development expenses for the twelve months ended December 31, 1995 were $64,930 versus $-0- for the same period a year ago. This increase is primarily attributable to the Company's creation of prototype version's 1.2 and
2.0 of the Homework Hotline(R). Capitalized Software and Development costs will be amortized over the lessor of three years or the term of future revenue once development is complete. As of December 31, 1995, Software and Development costs were $666,421. This included Software and Development costs of $113,326 for version 1.2 of Homework Hotline(R) that was completed in October 1995 . As of December 31, 1995 amortization of these costs was $9,444 . The Company anticipates that version 2.0 of Homework Hotline(R) will be completed in May 1996. (For a description of the status of this project, See Management's Discussion and Analysis of Financial Condition and Results of Operations ("MDNA")--Recent Developments).

     Interest expense for the twelve months ended December 31, 1995 and 1994 was $13,472 and $48,267, respectively.

Liquidity and Capital Resources

     At December 31,1995, the Company had a working capital of $346,709 and cash and cash equivalents of $356,260. The Company utilized $3,133,912 and $156,552 for operations for the twelve months ended December 31, 1995 and 1994, respectively. The

Company used $1,385,019 and $-0- in investing activities for the twelve months ended December 31, 1995 and 1994, respectively. The Company generated $4,796,459 for the twelve months ended December 31, 1995 from financing activities which include the net proceeds from its public offering of $5,355,209 versus $232,400 for the same period in 1994.

     The Company's cash balance at April 1, 1996 was $57,783. Management believes that it will continue to meet its short-term liquidity need by the completion and collection of the Work/Family Directions, Inc. contract and the collection of notes receivable. Management believes the Company will meet its long-term liquidity need by additional installations via a renewal of the Work/Family Directions, Inc. program, and/or the execution of initiatives previously noted in California, with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services. The Company has no material commitments (i.e., capital expenditures, consulting arrangements, etc.) at this time that could affect the Company's liquidity.

     Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, which occurred on February 6, 1995. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs.

     The Company believes that it will derive additional cash flow from its projected increased sales, as experienced in the fourth quarter, resulting from new and expanded services and products.

New Authoritative Pronouncements

     The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 could have a material impact on the Company's financial statements.

     The FASB has also issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

Impact of Inflation

     The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Year ended December 31, 1994 Compared to December 31, 1993

Results of Operations

     The Company's operating losses for the years ended December 31, 1994 and 1993 were approximately $5,450,000.and $116,000, respectively. This increase in the operating loss of approximately $5,334,000 is a direct result of a decrease in sales of approximately $555,000 and a non cash compensation expense of approximately $4,690,000 that was incurred as a result of 1,541,497 shares of the Company's common stock issued [See Notes 7B and 9]. Selling expenses increased to $552,482 for the years ended December 31, 1994, from $154,151 for the year ended December 31, 1993. This increase of approximately $400,000 was primarily due to an increase in consulting expenses for marketing services.

     During the period January 1, 1992 through December 31, 1994, the Company did not incur any research and development expenses. All research and development expenses were incurred prior to January 1, 1992. The Company will be significantly expanding its technological capabilities of its system, as well as enhancing it with the introduction of additional educational products and services. Consequently, the Company anticipates research and development expenses in the future.

     The aforementioned losses are attributable to both lower than expected sales and a reduced average unit price due to competitive pressures. The Company was delinquent on a significant amount of accounts payable and negotiated settlements. However, none of the Company's suppliers stopped doing business with the Company as a result of the Company's financial condition. In fact, following the Company's public offering, several suppliers, which had previously required that the Company remit payments on a COD basis, once again extended standard payment terms to the Company.

     Sales for the years ended December 31, 1994 and 1993 were approximately $728,000 and $1,282,000, respectively. Management believes that this decrease in sales is primarily attributable to the continuing decline of the Company's basic voice mail business combined with increasing competitive pressure for its Homework Hotline(R) product. This increasing competitive pressure has had the effect of both decreasing revenue realized per system sold and increasing selling expense, thus squeezing the margins from 64% at December 31, 1993 to 59% at December 31 , 1994 when certain selling expenses are added to the cost of goods sold. The Company's net losses for the years ended December 31, 1994 and 1993 were $5,612,595 and $181,933, respectively. The Company anticipates that sales in 1995 will increase as a result of managements efforts to increase its sales force with regional offices strategically located throughout the United States. Management believes that its projected increase in sales for 1995 will help the Company improve its operations to a profitable entity. The Company plans to return to profitable operations through broadening its market, restructuring its pricing schedule, and refocusing and substantially enhancing marketing efforts. Using the Homework Hotline(R) Communication System as its launching pad, the Company plans to develop a broad parent involvement program, including such services as distance learning modules, accredited coursework for teachers, and other interactive and teleconferencing programs, which will all be focused on enabling parents to be more actively and productively involved in their child's education.

The Company plans to charge parents a per student or per family monthly fee for accessing these services.

     Interest expense for the years ended December 31, 1994 and 1993 was $48,267 and $66,150, respectively.

Liquidity and Capital Resources

     At December 31, 1994, the Company had a working capital [deficit] of $737,455 and cash of $78,732. The Company utilized $156,552 for operations for the year ended December 31, 1994. The Company generated $232,400 from financing activities for the year ended December 31, 1994. The Company believes that the net proceeds from the public offering of $4,605,650, together with anticipated cash generated from operations and bridge financing of $500,000 that was received in September and October 1994, should be sufficient to conduct its operations for at least eighteen months. Management believes that the conversion of approximately $1,040,000 of debt into equity in September of 1994 will also help the Company's working capital needs. The Company had no cash investing activities for the year ended December 31, 1994.

     The Company has entered into annual employment and consulting agreements aggregating approximately $1,000,000 for 1995. The Company's anticipated annual lease rental [month to month] for 1995 is $225,000.

     The Company believes that it will derive additional cash flow from its projected increased revenues, resulting from an expanded sales force. Therefore, the Company believes that no additional financing beyond the registration statement will be necessary.

     Management does not believe there are any known trends, events or uncertainties that will affect its capital resources.

Item 7. FINANCIAL STATEMENT AND SUPPLEMENTARY DATA

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTS ON ACCOUNTING
        AND FINANCIAL DISCLOSURE


     None.




                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT


     The following persons are the current executive officers and directors.

NAME                       AGE      POSITION
----                       ---      --------
Nancy G. Shalek            41       Chairman of the Board of Directors

Gwyeth Smith               51       C.E.O., President and Director

Gregory W. Harper          43       Senior Vice President of Operations
                                    and Technology and Director

Elizabeth Debold           40       Vice President, Strategic Planning &
                                    Education

Dr. Clayton Akin           71       Secretary, Director

Dr. Jerold Bauch           --       Advisor

Dr. Ellen Langer           --       Advisor



BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

     Nancy G. Shalek is the Chairman of the Company's Board of Directors. She is currently President of On Site Media which operates the out-of-home television network, NBC ON SITE, a position which she has held since 1992. She is also the Chairman of the Board of Directors of Com/Tech Communication Technologies, Inc. Previously she served as President of The Shalek Agency, an advertising agency that she formed in 1988. From 1987 to 1988 Ms. Shalek served as Executive Vice President and West Coast Director of the W.B. Doner advertising agency. W.B. Doner acquired Wexler Shalek, an agency which she co-founded in 1983. From 1983 through 1987, Ms. Shalek served as President of Wexler & Shalek. Prior to that time, she was employed by the Carnation Company and by the Voit division of AMF Corporation. Ms. Shalek has received national and western 'Advertising Woman of the Year' awards and has lectured at advertising industry conference and business schools throughout the country. Ms. Shalek holds a B.A. from the University of Pennsylvania and an M.B.A. from the University of Southern California.

     Gwyeth Smith has been Chief Executive Officer, President and Director of the Company since October 26, 1994. Prior to joining Advanced Voice, he spent 22 years in a variety of senior administrative positions, including acting principal, for school districts in the New York area. Most recently, he served as Director of Guidance for the Harborfields School District, a district of over 2,000 students. Mr. Smith has served on the Executive Board for the New York State Association of College Admission Counselors, is a frequent presenter on educational issues for The College Board and the National Association of College Admissions Counselors, and has published numerous articles pertaining to relevant issues in education. Mr. Smith holds a B.A from Adelphi University, a M.S. in Guidance from Queens College and a Professional Diploma from Long Island University in School Administration. Mr. Smith also serves as a director of Com/Tech Communication Technologies, Inc.

     Gregory W. Harper is Senior Vice President, Operations and Technology, and a Director of the Company. He is currently the Chief Executive Officer and a Director of Com/Tech Communication Technologies, Inc., a designer and supplier of interactive television systems for both education and entertainment, and has two patents pending for his work on interactive distance learning. He also holds the post of President of Com/Tech Communication Technologies, Inc., a television production and telecommunications consulting company based in New York City. Through Com/Tech, he has produced TV shows in the U.S. and Europe, and served as advisor to a special cable television commission established by he Prime Minister of France. He has served as the chairman of the International Liaison Committee of the Electronic Industries Association and served on the U.S. State Department study group for international technical standards. Prior to forming Com/Tech, Mr. Harper was a member of the long-range planning group of PBS and a news producer of CBS. He is a graduate of Amherst College.

     Elizabeth Debold is Vice President for Strategic Planning & Education. Ms. Debold will be awarded the Doctorate of Education in Human Development and Psychology from Harvard University in 1996. In 1988, she was awarded the Roy Larsen Research Fellowship from Harvard University. Her book on mother-daughter communication, Mother Daughter Revolution: From Good Girls to Great Woman (written with Marie Wilson and Idelisse Malave) was a 1993 New York Times Notable Book of the Year. From 1986 to the present, she has been a member of the Harvard Project of Women's Psychology and Girl's Development, a research collaborative studying girls' development in schools. Ms. Debold has consulted to a variety of organizations in the areas of training, program development and evaluation research, such as Children's Television Workshop and the Ms. Foundation for Women, creators of Take Our Daughter to Work Day. Ms. Debold holds a B.A. from Mount Holyoke College and M.Ed from Harvard University.

     Dr. Clayton L. Akin is Director of the Company. Since 1990 he has been President of EDUCATE, an education consulting term located in Larchmont, New York. He has served in administrative capacities in public and private schools, colleges, educational research organizations and the United States Office of Education. Specifically, his experiences include: 1974-1989., Superintendent of Schools, Rye Neck District, Mamaroneck, New York; 1972-1974, Director of Educational Research Council of America, Cleveland, Ohio; 1966-1972, Superintendent of Schools, Wilton, Connecticut; 1964-1966, Director of Administration, Asher Student foundation, Michigan State University; 1947-1964. He has also held Superintendencies, Principalships, classroom teaching in Missouri and Minnesota. During World War II, Dr. Akin was awarded the Distinguished Flying Cross and three air medals. Dr. Akin holds a B.S. from Washington University in St. Louis and both an M.A. and an Ed.D. from Columbia University.

     Dr. Jerold Bauch is a Professor of Education at The Peabody College of Vanderbilt University. He is the director the Betty Philips Center for Parenthood Education, a research and development center at Vanderbilt. He is the developer of the TransParent School Model, the pioneer plan for using electronic voice communications to link teachers and parents. His center publishes The Parent Involvements Report, a newsletter for schools using the TransParent School Model. Dr. Bauch is the director Early Childhood Education in the Schools published by the National Education Association. He has served as an evaluator and consultant for Project Head Start since 1966, as well as a consultant to the Indian Head Start program since 1971. He is the Director of Training for the DARCEE project, Peabody, and a Teacher Education Specialist with the Cognitive Curriculum for Young Children project. He has also worked for the United Nations in the Republic of Panama designing a model for early education for children in poverty.

     Dr. Ellen J. Langer is a Professor of Psychology at Harvard University. She holds the Chair of Social Psychology at Harvard and is a member of the Division on Aging of the Faculty of Medicine at Harvard. The recipient of a Guggenheim Fellowship, Dr. Langer is the author of over seventy-five journal articles and chapters in scholarly works. Her most recent book, Mindfulness, presents fifteen years of research on the relationship between mental mindsets, learning and creativity. She is currently studying mindfulness as it applies to education. In 1988, Dr. Langer receive the American Psychological Association's Award for Distinguished Contributions to Psychology in the Public Interest.

Item 10.  EXECUTIVE COMPENSATION

     The following table provides summary information concerning cash and certain other compensation paid or accrued by the Company to or on behalf of the Company's Chief Executive Officer and each of the other most highly compensated executive officers of the Company whose compensation exceeded $100,000 during the last three fiscal years.

                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------------------
                                                                                               LONG-TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------------------------
                                        ANNUAL COMPENSATION                             AWARDS                  PAYOUTS
------------------------------------------------------------------------------------------------------------------------------------
                                                                 Other                        Securities                       All
                                                                 Annual       Restricted      Underlying                      Other
                                                                Compen-         Stock          Options            LTIP        Comp-
Name and Principal         Year       Salary        Bonus       sastion        Award(s)          SARs           Payouts     ensation
Position                   (b)        ($)(d)       ($)(d)        ($)(e)         ($)(f)          ($)(g)           ($)(h)      ($)(i)
------------------------------------------------------------------------------------------------------------------------------------
James Sparks             1993        $137,105
------------------------------------------------------------------------------------------------------------------------------------
Gwyeth Smith, CEO        1994        $ 25,000                                  $99,000        $109,091
                         1995        $122,500
------------------------------------------------------------------------------------------------------------------------------------
Greg Harper              1995        $120,000                                                 $109,091
------------------------------------------------------------------------------------------------------------------------------------
Philip Brettschneider    1995        $ 73,333                                                 $ 48,487
------------------------------------------------------------------------------------------------------------------------------------

     Each director of the Company is entitled to receive reimbursement for reasonable expenses incurred in attending meetings of the Board of Directors of the Company. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

------------------------------------------------------------------------------------------------------------------------------
                                           OPTIONS/SAR GRANTS IN LAST FISCAL YEAR
                                                    (INDIVIDUAL GRANTS)
------------------------------------------------------------------------------------------------------------------------------
                                 NUMBER OF               PERCENT OF
                                SECURITIES                  TOTAL
                                UNDERLYING              OPTIONS/SARS
                               OPTIONS/SARS              GRANTED TO               EXERCISE OR               EXPIRATION
                                  GRANTED               EMPLOYEES IN              BASE PRICE                   DATE
        NAME(A)                   (#)(B)              FISCAL YEAR (C )             ($/SH)(D)                    (E)
------------------------------------------------------------------------------------------------------------------------------
Gwyeth Smith                     109,091                   18.6%                     3.30                 June 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Nancy Shalek                      45,458                    7.75%                    3.30                 June 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Philip Brettschneider             48,487                    8.27%                    3.30                 June 30, 1998
------------------------------------------------------------------------------------------------------------------------------
Greg Harper                      109,091                   18.6%                     3.30                 June 30, 1998
------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AGREEMENTS

     On May 1, 1995, the Company entered into a one year employment agreement with Ann Armstrong, the Company's Vice President of Sales. The agreement provided for a salary of $125,000 per annum. The agreement also provided for a performance based bonus consisting of both stock options and cash compensation. In addition, Ms. Armstrong was granted an option to purchase 50,000 shares of the Company's Common Stock at any time on or after December 31, 1995 and on or before December 31, 1998.

     In connection with the September 1994 merger of the original Tennessee corporation with and into the newly formed Delaware corporation, the Company terminated the employment agreement of its then Chairman and Chief Executive Officer, James W. Sparks. Under the terms of that agreement, Mr. Sparks was entitled to termination compensation equal to the salary remaining under his employment agreement (1 year and 9 months at an annual rate of $180,000) plus a lump sum severance payment equal to 2.9 time his annual salary. Mr. Sparks agreed to forego all such termination compensation in exchange for a total of 150,000 shares of the Company's unregistered Common Stock. As of December 31, 1995, Mr. Sparks owned a total of 191,383 shares of unregistered Common Stock: the 150,000 shares noted herein, plus another 41,383 shares from the conversion of $176,238 owing to Mr. Sparks, at a conversion rate of $4.25 per share. In June of 1995, the Company entered into a new five year consulting agreement with Mr. Sparks pursuant to which he has agreed to make himself available, on an as needed basis, to provide such information and/or advice as may be required to assure the Company's continued support of those customers who purchased Homework Hotline(R) Communication Systems from the original Tennessee corporation prior to its merger with and into the newly formed Delaware corporation. The new agreement provides for a total payment of $190,000, payable as follows: $100,000 upon signing the agreement, $45,000 on December 1, 1995, and $45,000 on June 1, 1996. As of December 31, 1995, $45,000 was owed to Mr. Sparks under this agreement.

     On November 1, 1994, the Company entered into a three year employment agreement with Gwyeth Smith, the Company's Chief Executive Officer and President. The agreement provides for a salary of $120,000, $135,000 and $150,000 per annum for the three years of the agreement. The agreement provides for a bonus at the discretion of the Board of Directors and the granting to Mr. Smith of an irrevocable option to purchase 109,091 restricted shares of Common Stock for $3.30 per share from July 1, 1995 to June 30, 1998. In addition, in September 1994, the Company issued to Mr. Smith 30,000 restricted shares of Common Stock valued on the Company's financial statements at $99,000 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for strategic planning services rendered by Mr. Smith prior to November 1, 1994, and has leased a home for Mr. Smith at a rent of $2,200 per month.

     On November 1, 1994, the Company entered into an employment agreement with Philip Brettschneider for the period commencing December 1, 1994 and concluding October 31, 1996. Mr. Brettschneider assumed the position of Chief Financial Officer on December 1, 1994. The agreement provided for a salary of $80,000 per annum and also provided for the issuance of an irrevocable option to purchase 48,487 shares of the Company's Common Stock for $3.30 per share from July 1, 1995 and June 30, 1998. In addition, in September 1994, the Company issued to Mr. Brettschneider 15,000 restricted shares of Common Stock valued on the Company's financial statements at $49,500 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for financial and accounting services rendered by Mr. Brettschneider prior to December 1, 1994. This agreement was terminated by the Company's Chairman of the Board on November 30, 1995.

     As of July 1, 1994, the Company entered into a three year consulting agreement with Nancy Shalek, the Chairman of the Company's Board of Directors. Ms. Shalek has been retained to provide oversight of day-to-day management activities, as well as to afford the Company marketing consulting services in regard to new product and program development. The agreement provides for annual payments of $50,000. The agreement also provides that the Company issue to Ms. Shalek options to purchase 45,458 shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. In addition, in September 1994, the Company issued to Ms. Shalek 25,000 shares of the Company's Common Stock valued on the Company's financial statements at $742,500 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered prior to July of 1994 in regard to the restructuring of both the Company's financial and strategic plans.

     In July 1994, the Company entered into a written two year consulting agreement with Clayton Akin, the Company's Secretary and a member of the Board of Directors which provided for consulting fees of $60,000 per annum. Dr. Akin was retained to introduce the Company and its programs and products to schools and school districts in Westchester County, New York, where Dr. Akin had previously been a superintendent of schools. This consulting agreement was canceled as of March 31, 1995, due to the fact that Dr. Akin was no longer able to devote the time required to fulfill the intent of the agreement. In addition, in September 1994, the Company issued to Dr. Akin 12,000 restricted shares of Common Stock valued on the Company's financial statements at $39,600 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered as indicated above, prior to July of 1994 and an irrevocable option to purchase 36,364 restricted shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998.

     In September 1994, the Company entered into a written three year consulting agreement with Gregory Harper, the Company's Senior Vice President and a member of the Board of Directors which provides for consulting fees of $120,000 per annum. Mr. Harper has been retained to provide oversight of the Company's technology development and operations planning. The agreement also provides that the Company issue to Mr. Harper an irrevocable option to purchase 109,091 restricted shares of Common Stock tor $3.30 per share from July 1, 1995 through June 30, 1998. As of December 31, 1995, $10,000 was owed to Mr. Harper for payment of his December 1995 consulting fee. In addition, the Company issued to Mr. Harper 24,000 restricted shares of Common Stock valued on the Company's financial statements at $79,200 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered prior to September of 1994 in regard to the redirection of the Company's technology plans.

     In November 1994, the Company entered into a two year employment agreement with Elizabeth Landau, the Company's assistant to the President and the daughter-in-law of Carole Landau, a principal stockholder of the Company until February 1995, providing for compensation of $72,000 per annum. The agreement also provided that the Company issue to Ms. Landau an irrevocable option to purchase 46,636 restricted shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. Elizabeth Landau was entitled to bonuses of $10,000 per quarter, payable on the last day of the quarter valued on the Company's financial statements at $33,000 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for strategic planning and management services rendered by Ms. Landau prior to November 1, 1994. In addition, in September 1994, the Company issued to Ms. Landau 10,000 shares of Common Stock . Ms. Landau resigned her position in October of 1995, thus terminating her right to all future compensation and/or bonus payments.

     As of July 1, 1994, the Company entered into a one year consulting agreement with Elizabeth Debold which provided for consulting fees of $50,000 per annum in compensation for Ms. Debold's active participation in the development of educationally sound school implementation, teacher training, and parent support materials for the Company's homework Hotline(R) Communications Program. The agreement also provided that the Company issue to Ms. Debold an irrevocable option to purchase 15,153 restricted shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. In addition, in September 1994, the Company issued to Ms. Debold 6,000 restricted shares of Common Stock valued on the Company's financial statements at $19,800 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for similar services rendered prior to July of 1994. As of December 31, 1995, $16,669 was owed to Ms. Debold for payment of past due consulting fees. Ms. Debold's contract was renewed on a month to month basis on the same terms as the original agreement.

     As of July 1, 1994, the Company entered into a two year consulting agreement with Ellen Langer which provides for consulting fees of $30,000 per annum in compensation for Dr. Langer's development of a line of new products for the Company based on theories she has advanced about "Mindless Education", as well as her availability to act in an advisory capacity, reviewing other products developed and/or acquired by the Company for their educational integrity. The agreement also provides that the Company issue to Dr. Langer an irrevocable option to purchase 18,182 restricted shares of Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. In addition, in September 1994, the Company issued to Dr. Langer 6,000 restricted shares of Common Stock valued on the Company's financial statements at $19,800 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for development and advisory services rendered prior to July of 1994. As of December 31, 1995, $2,500 was owed to Dr. Langer for payment of her December 1995 consulting fees.

STOCK OPTION PLANS AND AGREEMENTS

     Incentive Option and Stock Appreciation Rights Plan--As of September, 1994, the Directors of the Company adopted-and the stockholders of the Company approved the adoption of the Company's 1994 Incentive Stock Option and Stock Appreciation Rights Plan ('Incentive Option Plan'). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ('ISOs') as well as non-qualified options and stock appreciation rights ('SARs').

     The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the 'Committee') which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, non-qualified options or SARs or a combination thereof, and the number of shares to be subject to such options and SARs.

     The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee of not less than the fair market value of the Common Stock on the date the option is granted. Non-qualified options and freestanding SARs may be granted with any exercise price. SARs granted in tandem with an option have the same exercise price as the related option.

     The total number of shares with respect to which options and SARs may be granted under the Incentive Option Plan is 2,000,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option or SAR may be granted under the Incentive Option Plan after September 14, 2004 and no option or SAR may be outstanding for more than ten years after its grant. Additionally, no option or SAR can be granted for more than five years to a shareholder owning 10% or more of the Company's outstanding Common Stock.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. SARs may be settled, in the Board of Directors' discretion, in cash, Common Stock, or in a combination of cash-and Common Stock. The exercise of SARs cancels the corresponding number of shares subject to the related option, if any, and the exercise of an option cancels any associated SARs. Subject to certain exceptions, options and SARs may be exercised any time up to three months after termination of the holder's employment.

     The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the Incentive Option Plan, change the class of persons eligible to receive options or SARs under the Incentive Option Plan or materially increase the benefits of participants.

     To date no options or SARs have been granted under the Incentive Option Plan. No determinations have been made regarding the persons to whom options or SARs will be granted in the future, the number of shares which will be subject to such options or SARs or the exercise prices to be fixed with respect to any option or SAR.

     Non-Qualified Option Plan--As of September 1994, the Directors and stockholders of the Company adopted the 1994 Non-Qualified Stock Option Plan (the 'Non-Qualified Option Plan'). The purpose of the Non-Qualified Option Plan is to enable the Company to encourage key employees, Directors, consultants, distributors, professionals and independent contractors to contribute to the success of the Company by granting such employees, Directors, consultants, distributors, professionals and independent contractors non-qualified options. The Non-Qualified Option Plan will be administered by the Board of Directors or the Committee in the same manner as the Incentive Option Plan.

     The Non-Qualified Option Plan provides for the granting of non-qualified options at such exercise price as may be determined by the Board of Directors, in its discretion. The total number of shares with respect to which options may be granted under the Non-Qualified Option Plan is 2,000,000. Pursuant to this Plan, as of April 1, 1996, the Company granted options to purchase a total of 650,284 shares of Common Stock to its employees.

     Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock (based on the fair market value of the Common Stock on the date prior to exercise), or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations. Subject to certain exceptions, options may be exercised any time up to three months after termination of the holder's employment.

     The Non-Qualified Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Non-Qualified Option Plan may not be amended to increase the number of shares subject to the Non-Qualified Option Plan, change the class of persons eligible to receive options under the Non-Qualified Option Plan or materially increase the benefits of participants.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
         AND MANAGEMENT

     The following table sets forth information, as of March 28, 1996, with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five (5%) percent of the outstanding shares; (ii) the Company's directors; and (iii) the directors and officers of the Company as a group.

Name and Address                Amount and Nature            Approximate Percent
of Beneficial Owner(1)          of Beneficial Ownership      of Class
----------------------          -----------------------      -------------------
James Sparks                            191,383                     4.9%
Nancy Shalek(2)                         45,.458                     1.2%
Gwyeth Smith(3)                         139,091                     3.6%
Gregory Harper(4)                       133,091                     3.4%
Elizabeth Debold(5)                      21,153                      .5%
Clayton Akin(6)                          48,364                     1.2%
Jerold Bauch(7)                          60,364                     1.5%
Ellen Langer(8)                          24,182                      .6%

----------

(1) The address of each stockholder shown above is c/o Advanced Voice Technologies, Inc., 369 Lexington Avenue, New York, NY 10017.

(2) Includes options issued to Ms. Shalek to purchase 45,458 shares of Common Stock at $3.30 per share commencing July 1, 1995.

(3) Includes options issued to Mr. Smith to purchase 109,091 shares of Common Stock exercisable at $3.30 per share commencing July 1, 1995.

(4) Includes options issued to Mr. Harper to purchase 109,091 shares of Common Stock exercisable at $3.30 per share commencing July 1, 1995.

(5) Includes options issued to Ms. Debold to purchase 15,153 shares of Common Stock exercisable at $3.30 per share commencing July 1, 1995.

(6) Includes options issued to Dr. Akin to purchase 36,364 shares of Common Stock exercisable at $3.30 per share commencing July 1, 1995.

(7) Includes options issued to Dr. Bauch to purchase 36,364 shares of Common Stock exercisable at $3.30 per share commencing July 1, 1995.

(8) Includes options issued to Ms. Langer to purchase 18,182 shares of Common Stock exercisable at $3.30 per share commencing July 1, 1995.

Item 12. CERTAIN RELATIONSHIPS AND CERTAIN TRANSACTIONS

     On July 1, 1991, the Company entered into a six year consulting agreement with the Kelsey Partnership ("Kelsey"), under which Kelsey was to provide the Company with general management services. The agreement was for an annual fee equal to five percent of the Company's gross revenue. For the year ended December 31, 1994, the consulting fee due under the agreement was $22,465. The agreement was terminated in 1994, and there are no continuing obligations thereunder. In the quarter ended September 30, 1994, a total of $151,664 in consulting fees owing to Kelsey Partnership were converted into shares of the Company's unregistered Common Stock. As of December 31, 1995, Kelsey Partnership owned no shares of the Company's Common Stock. Its founding partners, however, were each shareholders of the Company, owning shares of the Company's unregistered Common Stock as follows: Edmund H. Doyle--58,750; J.E. Doyle--81,711; J.R. Doyle--35,225; and Donald B. Lifton--58,227.

     On July 1, 1988, the Company entered into a three year consulting agreement with the Whittier Partnership ("Whittier"), under which Whittier provided the Company with general management services. This consulting agreement carried a minimum consulting fee of $100,000 each year. The three year total of $300,000 was still owing on this agreement for services provided during the consulting period prior to the Tennessee corporation's merger with and into the Delaware corporation in September, 1994. At that time, the Chairman of the Board of Directors of the Tennessee corporation, Edmund Doyle, classified a portion of the $300,000 owing (a total of $131,692) as a "bridge note payable". The remainder of the $300,000 debt (a total of $168,308) was converted into shares of the Company's unregistered Common Stock at the time of the merger. On June 30, 1991, the Whittier Partnership was terminated, and its assets were assigned to each of its three partners: Edmund H. Doyle, Donald B. Lifton, and John J. Morrissey. Two of those partners, Edmund H. Doyle and Donald B. Lifton, joined together with J.E. Doyle and J.T. Doyle to form Kelsey Partnership on July 1, 1991. Each of their share holdings of the Company's unregistered Common Stock is noted above as part of the discussion of Kelsey Partnership. In addition, the Estate of John J. Morrissey owns 47,438 shares of the Company's unregistered Common Stock. As of December 31, 1995, no moneys were owed to Whittier Partnership. A total of $37,500, however, was owed to a different corporation, Doyco, Inc. ("Doyco"), under a Noncompetition and Consulting Agreement, signed by Edmund H. Doyle, a former partner in Whittier and currently an officer of Doyco. This agreement, which has been in effect since October 1, 1994, was designed to insure Mr. Doyle's continuing cooperation and support during the two year period following the completion of the merger of the original Tennessee corporation with and into the newly formed Delaware corporation.

     On October 31, 1990, the Company entered into a two year marketing consulting and non-competition agreement with the Company's former president, Michael Frank. Mr. Frank had previously resigned as the President and a member of the Board of Directors of the original Tennessee corporation. As part of his consideration under this consulting and non-competition agreement, Mr. Frank was granted rights to buy, in anticipation of resale, any of the Company's voice messaging products for a price equal to 20% below the

Company's regular dealer list price. A total of six Homework Hotline(R) Communication Systems were purchased and sold to Mr. Frank during the agreement's two year life. As further consideration under this agreement, the Company agreed to ameliorate its $49,500 existing loan payable to Mr. Frank by crediting Mr. Frank an additional $750 against the purchase price of each Homework Hotline(R) Communication System he sold until such time as $70,000 in such sales "commissions" had been realized by Mr. Frank. As of December 31, 1994, the Company's records indicated that $58,750 was still owing to Mr. Frank for repayment of his loan to the Company. That liability was satisfied in full, from the proceeds of the public offering, on March 23, 1995.

     In July 1994, the Company entered into a written two year consulting agreement with Clayton Akin, the Company's Secretary and a member of the Board of Directors which provided for consulting fees of $60,000 per annum. Dr. Akin was retained to introduce the Company and its programs and products to schools and school districts in Westchester County, New York, where Dr. Akin had previously been a superintendent of schools. This consulting agreement was canceled as of March 31, 1995, due to the fact that Dr. Akin was no longer able to devote the time required to fulfill the intent of the agreement. In addition, in September 1994, the Company issued to Dr. Akin 12,000 restricted shares of Common Stock valued on the Company's financial statements at $39,600 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered as indicated above, prior to July of 1994 and an irrevocable option to purchase 36,364 restricted shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998.

     As of July 1, 1994, the Company entered into a three year consulting agreement with Nancy Shalek, the Chairman of the Company's Board of Directors. Ms. Shalek has been retained to provide oversight of day-to-day management activities, as well as to afford the Company marketing consulting services in regard to new product and program development. The agreement provides for annual payments of $50,000. The agreement also provides that the Company issue to Ms. Shalek options to purchase 45,458 shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. In addition, in September 1994, the Company issued to Ms. Shalek 225,000 shares of the Company's Common Stock valued on the Company's financial statements at $742,500 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered prior to July of 1994 in regard to the restructuring of both the Company's financial and strategic plans.

     In September 1994, the Company entered into a written three year consulting agreement with Gregory Harper, the Company's Senior Vice President and a member of the Board of Directors which provides for consulting fees of $120,000 per annum. Mr. Harper has been retained to provide oversight of the Company's technology development and operations planning. The agreement also provides that the Company issue to Mr. Harper an irrevocable option to purchase 109,091 restricted shares of Common Stock tor $3.30 per share from July 1, 1995 through June 30, 1998. As of December 31, 1995, $10,000 was owed to Mr. Harper for payment of his December 1995 consulting fee. In addition, the Company issued to Mr. Harper 24,000 restricted shares of Common Stock valued on the

Company's financial statements at $79,200 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered prior to September of 1994 in regard to the redirection of the Company's technology plans.

     In September 1994, the Company borrowed the aggregate amount of $500,000 in bridge loans from nine affiliated and unaffiliated lenders at a rate of 8% simple interest due and payable upon the earlier of thirteen months or closing of the initial public offering (the 'Bridge Loans'). In further consideration of the Bridge Loans, the Company issued 300,000 shares of Common Stock, 600,000 Class A Warrants and 300,000 Class B Warrants. In recognition of the value of this stock and warrants package, the Company booked a total compensation expense of $990,000 ($594,000 for the year ending December 31, 1994, and $396,000 for the year ending December 31, 1995). Combining the 8% simple interest on the loan with the $990,000 in additional compensation expense realized created an effective interest rate for the Bridge Loans of 495%. The proceeds of the Bridge Loans were used for working capital and as a source of funds to pay expenses associated with the initial public offering. The Bridge Loans were paid off in February, 1995 from the proceeds of the Company's initial public offering.

     In connection with the September 1994 merger of the original Tennessee corporation with and into the newly formed Delaware corporation, the Company terminated the employment agreement of its then Chairman and Chief Executive Officer, James W. Sparks. Under the terms of that agreement, Mr. Sparks was entitled to termination compensation equal to the salary remaining under his employment agreement (1 year and 9 months at an annual rate of $180,000) plus a lump sum severance payment equal to 2.9 time his annual salary. Mr. Sparks agreed to forego all such termination compensation in exchange for a total of 150,000 shares of the Company's unregistered Common Stock. As of December 31, 1995, Mr. Sparks owned a total of 191,383 shares of unregistered Common Stock: the 150,000 shares noted herein, plus another 41,383 shares from the conversion of $176,238 owing to Mr. Sparks , at a conversion rate of $4.25 per share. In June of 1995, the Company entered into a new five year consulting agreement with Mr. Sparks pursuant to which he has agreed to make himself available, on an as needed basis, to provide such information and/or advice as may be required to assure the Company's continued support of those customers who purchased Homework Hotline(R) Communication Systems from the original Tennessee corporation prior to its merger with and into the newly formed Delaware corporation. The new agreement provides for a total payment of $190,000, payable as follows: $100,000 upon signing the agreement, $45,000 on December 1, 1995, and $45,000 on June 1, 1996. As of December 31, 1995, $45,000 was owed to Mr. Sparks under this agreement.

     The aggregate amount of 76,497 shares of the Company's Common Stock, valued at approximately $252,440, were issued to nine consultants and employees of the Company, none of whom are officers, directors or principal stockholders of the Company, in September 1994.

     In September 1994, 11 unaffiliated lenders, holding promissory notes issued by the Company in 1990 and 1991 in the aggregate principle amount of $500,000, agreed with the

Chairman of the new Delaware corporation, Nancy Shalek, to exchange their debt for a total of 639,511 shares of the Company's Common Stock (at $0.78 per share), 50% of which total (or 319,756 shares) were to be registered in connection with the Company's initial public offering. The Company believes that, as of December 31, 1995, all of the shares which were registered are in the hands of the public. In addition, other creditors of the Company owed a total of $745,116, agreed with Ms. Shalek to exchange their debts for a total of 180,000 shares of the Company's unregistered Common Stock (of which one creditor's debt of $30,500 was exchanged for 12,200 shares or ($2.50 per share), and the remaining creditors' debt of $714,616 were exchanged for 167,800 shares (or $4.25 per share)).

     In March 1992, the Company entered into a two year consulting agreement with Dr. Jerold Bauch, designed to enable him to continue the development of his "TransParent School Model", the underlying educational framework upon which the Company's Homework Hotline(R) Communication System is based. The agreement provided for Dr. Bauch to receive consulting fees of $50,000 per annum. In September 1994, outstanding payments of $30,500 owing to Dr. Bauch under this agreement, were converted (at $2.50 per share) into 12,200 shares of the Company's unregistered Common Stock (Note: the 12,200 shares and $30,500 are included as part of the totals of 180,000 shares and $714,616 in total debt exchanged by creditors as noted above.) At the same time, Dr. Bauch was issued an additional 12,000 shares of the Company's unregistered Common Stock, valued at $39,600 on the Company's financial statements (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for services rendered prior to October of 1994 in regard to the development of the underlying educational framework for the Homework Hotline(R) Communication System. In October 1994, the Company entered into a new two year consulting agreement with Dr. Bauch which provides for annual fees of $60,000, as well as an irrevocable option to purchase 36,364 restricted shares of Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. Through this new agreement, Dr. Bauch was once again retained to continue development work on his "TransParent School Model." As of December 31, 1995, $10,684 was owed to Mr. Bauch for payment of past due consulting fees totaling $10,000 and reimbursement of expenses totaling $684.

     In September 1994, the Company entered into a written three year consulting agreement with Bigelow Ventures, in payment for which the Company issued 450,000 restricted shares of stock valued at $1,485,000 on the Company's financial statements (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares). Bigelow was retained to provide financial consulting services to aid the Company in successfully completing its initial public offering as well as to support it with on-going financial advice in the first few years thereafter.

     As of July 1, 1994, the Company entered into a written three year consulting agreement with The MarketLink Group, Ltd. to provide marketing consulting services in regards to developing and implementing a focused corporate sales strategy. In addition, The MarketLink Group, Ltd. is charged with identifying and pursuing potential acquisition candidates for the Company as well as effectuating certain key strategic alliances. The agreement provides that the Company issue to The MarketLink Group, Ltd. options to purchase 45,458 shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. The agreement also provides for annual payments of $50,000 and for the issuance of 225,000 shares to The MarketLink Group, Ltd. or its designee. At the request of The MarketLink Group, Ltd., in September 1994, the Company issued to Carole Landau, The MarketLink Group's sole shareholder, and her children 225,000 restricted shares of common stock valued on the Company's financial statements at $742,500 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) in full payment of the aforementioned contractual obligation.

     On December 7, 1994, the Company entered into an exclusive license agreement with Oak Tree Communications, L.L.C. ("Oak Tree"), a company whose president is Edward Doyle, the former chairman of the precedent Tennessee corporation, but who is unaffiliated with the current Company. The license agreement provides that the Company has granted to Oak Tree the exclusive license to market, use and sublicense the Company's technology to the non-educational market. In consideration for the license, Oak Tree shall pay the Company royalty payments and has also assumed all of the Company's obligations to service, support and honor all warranties to the Company's existing customer base in the non-educational market. Such warranties cover, to varying extent, those voice messaging systems sold by the precedent Tennessee corporation over the past three years, primarily to small business customers numbering, in total, less that 100.

     On November 1, 1994, the Company entered into a three year employment agreement with Gwyeth Smith, the Company's Chief Executive Officer and President. The agreement provides for a salary of $120,000, $135,000 and $150,000 per annum for the three years of the agreement. The agreement provides for a bonus at the discretion of the Board of Directors and the granting to Mr. Smith of an irrevocable option to purchase 109,091 restricted shares of Common Stock for $3.30 per share from July 1, 1995 to June 30, 1998. In addition, in September 1994, the Company issued to Mr. Smith 30,000 restricted shares of Common Stock valued on the Company's financial statements at $99,000 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for strategic planning services rendered by Mr. Smith prior to November 1, 1994, and has leased a home for Mr. Smith at a rent of $2,200 per month.

     On November 1, 1994, the Company entered into an employment agreement with Philip Brettschneider for the period commencing December 1, 1994 and concluding October 31, 1996. Mr. Brettschneider assumed the position of Chief Financial Officer on December 1, 1994. The agreement provided for a salary of $80,000 per annum and also provided for the issuance of an irrevocable option to purchase 48,487 shares of the Company's Common Stock for $3.30 per share from July 1, 1995 and June 30, 1998. In addition, in September 1994, the Company issued to Mr. Brettschneider 15,000 restricted shares of Common Stock valued on the Company's financial statements at $49,500 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for financial and accounting services rendered by Mr. Brettschneider prior to December 1, 1994. This agreement was terminated by the Company's Chairman of the Board on November 30, 1995.

     In November 1994, the Company entered into a two year employment agreement with Elizabeth Landau, the Company's assistant to the President and the daughter-in-law of Carole Landau, principal stockholder of the Company until February 1995, providing for compensation of $72,000 per annum. The agreement also provided that the Company issue to Ms. Landau an irrevocable option to purchase 46,636 restricted shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. Elizabeth Landau was entitled to bonuses of $10,000 per quarter, payable on the last day of the quarter valued on the Company's financial statements at $33,000 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for strategic planning and management services rendered by Ms. Landau prior to November 1, 1994. In addition, in September 1994, the Company issued to Ms. Landau 10,000 shares of Common Stock . Ms. Landau resigned her position in October of 1995, thus terminating her right to all future compensation and/or bonus payments.

     As of July 1, 1994, the Company entered into a one year consulting agreement with Elizabeth Debold which provided for consulting fees of $50,000 per annum in compensation for Ms. Debold's active participation in the development of educationally sound school implementation, teacher training, and parent support materials for the Company's Homework Hotline(R) Communication Program. The agreement also provided that the Company issue to Ms. Debold an irrevocable option to purchase 15,153 restricted shares of the Company's Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. In addition, in September 1994, the Company issued to Ms. Debold 6,000 restricted shares of Common Stock valued on the Company's financial statements at $19,800 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for similar services rendered prior to July of 1994. As of December 31, 1995, $16,669 was owed to Ms. Debold for payment of past due consulting fees. Ms. Debold's contract was renewed on a month to month basis on the same terms as the original agreement.

     As of July 1, 1994, the Company entered into a two year consulting agreement with Ellen Langer which provides for consulting fees of $30,000 per annum in compensation for Dr. Langer's development of a line of new products for the Company based on theories she has advanced about "Mindless Education", as well as her availability to act in an advisory capacity, reviewing other products developed and/or acquired by the Company for their educational integrity. The agreement also provides that the Company issue to Dr. Langer an irrevocable option to purchase 18,182 restricted shares of Common Stock for $3.30 per share from July 1, 1995 through June 30, 1998. In addition, in September 1994, the Company issued to Dr. Langer 6,000 restricted shares of Common Stock valued on the Company's financial statements at $19,800 (as calculated at 60% of the anticipated IPO price to reflect the restricted nature of the shares) for development and advisory services rendered prior to July of 1994. As of December 31, 1995, $2,500 was owed to Dr. Langer for payment of her December 1995 consulting fees.

     In January, 1995, the Company entered into a month-to-month lease with MarketLink, a partnership in which the Company's Chairman has an interest, for payments of approximately $13,500 per month for office space located in New York.

     In July, 1995, the Company advanced $160,000 to MarketLink, a partnership in which the Company's Chairman has an interest, in exchange for a demand note. This demand note accrued interest quarterly at a rate of 2% above the prime interest rate, an aggregate of 10.25%. As of December 31, 1995, interest of $7,883 was accrued. On April 1, 1996, $45,000 of this note was repaid and on April 12, 1996, the balance of $115,000 was repaid with interest.

GENERAL

     The Company believes that material affiliated transactions and loans between the Company and its directors, principal shareholders or any affiliates thereof have been and will be in the future on terms no less favorable than could be obtained from unaffiliated third parties.


PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1) Financial Statements.

     The following financial statements are included in Part II, Item 8:

Index to Financial Statements and Schedules

Independent Auditor's Report                                       F-l

Balance sheet as of December 31, 1995                              F-2 - F-3

Statements of Operations for the years ended
December 31, 1995 and 1994                                         F-4

Statement of Stockholders' Equity for the years
ended December 31, 1995 and 1994                                   F-5

Statements of Cash Flows for the years ended
December 31, 1995 and 1994                                         F-6 - F-7

Notes to Financial Statements                                      F-8 - F-13

(a)(3) Exhibits.

3.01+     Certificate of Incorporation of the Company.

3.02+     By-Laws of the Company.

4.01+     Specimen Certificate tor shares of Common Stock.

4.02+     Specimen Certificate tor Class A Redeemable Common Stock Purchase
          Warrant.

4.03+ Form of Warrant Agreement by and among the Company and American Stock Transfer & Trust Company.

4.04+     Form of Underwriter's Unit Purchase Option.

10.01+ Employment Agreement between the Company and Gwyeth Smith, dated November 1, 1994.

10.02+ Employment Agreement between the Company and Philip Brettschneider dated November 1, 1994.

10.03+ Consulting Agreement between the Company and Nancy Shalek dated July 1, 1994

10.05+ Consulting Agreement between the Company and Clayton Akin dated July 1, 1994

10.06+    September 1994 Bridge Loan Agreements

10.07+ Consulting Agreement between the Company and Gregory Harper dated July 1, 1994

10.08+ Employment Agreement between the Company and Elizabeth Landau dated July 1, 1994.

10.09+ Consulting Agreement between the Company and The MarketLink Group, Ltd. Dated July 1,1994

10.10+ License Agreement between the Company and Oak Tree Communications, L.L.C. dated December 7, 1994

10.11 + Consulting Agreement between the Company and Bigelow Ventures, Inc. dated September 1994

10.12+ Consulting Agreement between the Company and Jerold Bauch dated October 1994

-----------------

+ Incorporated by reference to Registration Statement on Form SB-2, File No. 33-86202.

10.13+ Consulting Agreement between the Company and Elizabeth Debold dated July 1, 1994

10.14+ Consulting Agreement between the Company and Ellen Langer dated July 1, 1994.

10.15 Agreement For Voice Messaging Systems between the Company and Work/Family Directions, Inc. dated as of September 1, 1995.

10.16 Agreement between the Company and Southern Westchester Board of Cooperative Educational Services (SW BOCES) dated as of March 28, 1996.

23.01+    Consent of Bernstein & Wasserman (to be included in Exhibit 5.01)

23.02+    Consent of Mortenson and Associates, P.C.


-----------------------

+ Incorporated by reference to Registration Statement on Form SB-2, File No. 33-86202.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  New York, New York
        October 31, 1996.

                                        ADVANCED VOICE TECHNOLOGIES, INC.


                                        By:  /s/ Gwyeth Smith
                                             ----------------------------------
                                             Gwyeth Smith
                                             Chief Executive Officer


                                        By:  /s/ Nancy Shalek
                                             ----------------------------------
                                             Nancy Shalek
                                             Chief Financial Officer and
                                             Principal Accounting Officer

     Pursuant to the requirements of the Exchange Act, this Report or Amendments thereto has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                        Title                                Date
---------                                        -----                                ----

/s/ Nancy Shalek                        Chairman of the Board                   October 31, 1996
---------------------------             and Chief Financial Officer
Nancy Shalek


/s/ Gwyeth Smith                        Chief Executive                         October 31, 1996
--------------------------              Officer, President
Gwyeth Smith                            and Director


/s/ Gregoy Harper                       Senior-Vice President                   October 31, 1996
-------------------------               and Director
Gregory Harper


-------------------------               Secretary and Director                  October 31, 1996
Clayton Akin

Item 7:  Financial Statements

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Independent Auditor's Report...........................................................................  F-1

Balance Sheet as of December 31, 1995 .................................................................  F-2 . F-3

Statements of Operations for the years ended December 31, 1995 and 1994 ...............................  F-4

Statements of Stockholders' Equity for the years ended December 31, 1995 and 1994 .....................  F-5

Statements of Cash Flows for the years ended December 31, 1995 and 1994 ...............................  F-6 . F-7

Notes to Financial Statements..........................................................................  F-8 . F-13

                       . . . . . . . . . . . . . . . . . .

                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders of Advanced Voice Technologies, Inc.
  New York, New York

     We have audited the accompanying balance sheet of Advanced Voice Technologies, Inc. as of December 31, 1995, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Voice Technologies, Inc. as of December 31, 1995, and the result of its operations and its cash flows for each of the two years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that Advanced Voice Technologies, Inc. will continue as a going concern. As shown in the financial statements, and as discussed in Note 10 to the financial statements, the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 10. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





                                        MORTENSON AND ASSOCIATES, P. C.
                                         Certified Public Accountants.

Cranford, New Jersey
March 26, 1996

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
BALANCE SHEET AS OF DECEMBER 31, 1995.
--------------------------------------------------------------------------------

Assets:
Current Assets:
   Cash and Cash Equivalents                                        $   356,260
   Accounts Receivable - Net                                            325,058
   Inventory                                                             28,098
   Prepaid and Other Current Assets                                     178,005
   Note Receivable - Related Party                                      160,000
   Miscellaneous Receivables - Related Party                             10,000
                                                                    -----------

   Total Current Assets                                               1,057,421
                                                                    -----------
Equipment:
   Furniture, Fixtures and Equipment                                    343,492
   Less:  Accumulated Depreciation                                      (49,052)
                                                                    -----------
   Equipment - Net                                                      294,440
                                                                    -----------

Trademarks                                                                2,931

Less:  Accumulated Amortization                                          (2,345)
                                                                    -----------
   Trademarks - Net                                                         586
                                                                    -----------

Other Assets:
   Deposits                                                              10,456
   Capitalized Software and Development Costs - Net                     656,977
   Capitalized Promotional Items - Net                                  247,712
   Other Assets                                                         165,167
                                                                    -----------

   Total Other Assets                                                 1,080,312
                                                                    -----------
   Total Assets                                                     $ 2,432,759
                                                                    ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
BALANCE SHEET AS OF DECEMBER 31, 1995.
--------------------------------------------------------------------------------

Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                                $    546,720
   Accrued Payroll Taxes                                                 40,954
   Accrued Expenses                                                      78,038
   Accrued Consulting Fees                                               45,000
                                                                   ------------

   Total Current Liabilities                                            710,712

Commitments and Contingencies [4]                                            --

Stockholders' Equity:
   Common Stock - $.0001 Par Value, 25,000,000 Shares
     Authorized; 3,721,497 Shares Issued and Outstanding                    371

   Additional Paid-in Capital                                        13,510,595

   Accumulated Deficit                                              (11,788,919)
                                                                   ------------
   Total Stockholders' Equity                                         1,722,047
                                                                   ------------
   Total Liabilities and Stockholders' Equity                      $  2,432,759
                                                                   ============

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                        Years ended
                                                                        December 31,
                                                                ----------------------------
                                                                  1 9 9 5          1 9 9 4
                                                                -----------      -----------

Sales - Net                                                     $   651,452      $   727,611

Cost of Goods Sold                                                  216,294          292,272
                                                                -----------      -----------

   Gross Profit                                                     435,158          435,339
                                                                -----------      -----------

Operating Expenses:
   Selling Expenses                                               1,110,037          552,482
   General and Administrative Expense                             1,771,405          609,578
   Bad Debt Expense                                                  12,760           27,884
   Depreciation and Amortization                                     33,486            2,577
   Compensation Expense - Issuance of Stock                         396,000        4,689,319
   Research and Development Costs                                    64,930               --
                                                                -----------      -----------

   Total Operating Expenses                                       3,388,618        5,881,840
                                                                -----------      -----------

   Operating [Loss]                                              (2,953,460)      (5,446,501)
                                                                -----------      -----------

Other Income [Expenses]:
   Interest Income                                                  117,580               --
   Interest Expense                                                 (13,472)         (48,267)
   Miscellaneous Income                                              37,438              973
                                                                -----------      -----------

   Total Other Income [Expenses] - Net                              141,546          (47,294)
                                                                -----------      -----------

   Net [Loss]                                                   $(2,811,914)     $(5,493,795)
                                                                ===========      ===========

   Net [Loss] Per Share                                         $      (.79)     $     (2.14)
                                                                ===========      ===========

   Weighted Average Number of Shares Outstanding                  3,579,716        2,571,497
                                                                ===========      ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF STOCKHOLDERS' EQUITY
--------------------------------------------------------------------------------

                                                                   Common Stock        Additional      Retained           Total
                                                               -------------------      Paid-in        Earnings        Stockholders'
                                                                 Shares     Amount      Capital        [Deficit]          Equity
                                                               ---------    ------    -----------     ------------      -----------
Balance - December 31, 1993                                      210,489     $ 21     $ 2,091,042     $ (3,483,210)     $(1,392,147)

   Conversion of Debt to Equity                                  819,511       81       1,245,273             --          1,245,354

   Issuance of Stock - Employees and Consultants               1,241,497      124       4,096,816             --          4,096,940

   Issuance of Stock - Bridge Loan                               300,000       30         989,970             --            990,000

   Net [Loss]                                                       --        --             --         (5,493,795)      (5,493,795)
                                                               ---------     ----     -----------     ------------      -----------

Balance - December 31, 1994                                    2,571,497      256       8,423,101       (8,977,005)        (553,648)

   February 1995 - Issuance of 1,150,000 Shares
   [Net of Offering Costs of $1,237,391]                       1,150,000      115       5,087,494             --          5,087,609

   Net [Loss]                                                       --        --             --         (2,811,914)      (2,811,914)
                                                               ---------     ----     -----------     ------------      -----------

Balance - December 31, 1995                                    3,721,497     $371     $13,510,595     $(11,788,919)     $ 1,722,047
                                                               =========     ====     ===========     ============      ===========

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                               Years ended
                                                                               December 31,
                                                                      ----------------------------
                                                                        1 9 9 5          1 9 9 4
                                                                      -----------      -----------
Operating Activities:
   Net [Loss]                                                         $(2,811,914)     $(5,493,795)
                                                                      -----------      -----------
   Adjustments to Reconcile Net [Loss] to Net Cash
     [Used] by Operating Activities:
     Depreciation and Amortization                                         33,486            2,577
     Non Cash Compensation - Stock Issuance                               396,000        4,689,319
     Bad Debt Expense                                                      12,810               --

   Changes in Assets and Liabilities:
     [Increase] Decrease in:
       Accounts Receivable - Trade                                       (310,499)          25,130
       Inventory                                                          (26,613)           3,686
       Prepaid Expenses and Deposits                                     (102,074)         (16,800)
       Interest Receivables                                                (7,883)              --
       Other Assets                                                       (65,806)              --
       Prepaid Expenses - Long-Term                                      (165,167)              --

     Increase [Decrease] in:
       Accounts Payable                                                  (188,467)         585,800
       Related Party Payable                                                   --           16,124
       Customer Deposits                                                       --          (16,860)
       Interest Payable                                                   (29,233)          48,267
       Accrued Expenses and Other Liabilities                             131,448               --
                                                                      -----------      -----------

     Total Adjustments                                                   (321,998)       5,337,243
                                                                      -----------      -----------

   Net Cash - Operating Activities - Forward                           (3,133,912)        (156,552)
                                                                      -----------      -----------

Investing Activities:
   Capital Expenditures                                                  (324,152)              --
   Software and Development Costs                                        (656,978)              --
   Development Costs of Promotional Items                                (247,712)              --
   Other                                                                    5,392               --
   Related Party Receivable                                              (160,000)              --
   Miscellaneous Receivable - Related Party                                (1,569)              --
                                                                      -----------      -----------

   Net Cash - Investing Activities - Forward                          $(1,385,019)     $        --

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                        Years ended
                                                                        December 31,
                                                                 ------------------------
                                                                   1 9 9 5       1 9 9 4
                                                                 -----------    ---------

   Net Cash - Operating Activities - Forwarded                   $(3,133,912)   $(156,552)
                                                                 -----------    ---------

   Net Cash - Investing Activities - Forwarded                    (1,385,019)          --
                                                                 -----------    ---------

Financing Activities:
   Cash Proceeds from Initial Public Offering                      6,325,000           --
   Cash Proceeds from Bridge Notes Payable                                --      500,000
   Offering Costs                                                   (969,791)    (267,600)
   Repayment of Bridge Loans                                        (500,000)          --
   Repayment of Note Payable                                         (58,750)          --
                                                                 -----------    ---------

   Net Cash - Financing Activities                                 4,796,459      232,400
                                                                 -----------    ---------

   Net Increase in Cash and Cash Equivalents                         277,528       75,848

Cash and Cash Equivalents - Beginning of Years                        78,732        2,884
                                                                 -----------    ---------

   Cash and Cash Equivalents - End of Years                      $   356,260    $  78,732
                                                                 ===========    =========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the years for:
     Interest                                                    $    15,000    $      --
     Income Taxes                                                $        --    $      --

Supplemental Schedule of Non-Cash Investing and Financing Activities:

     During the quarter ended September 30, 1994, the Company converted $1,040,000 of debt into equity. During 1994, the Company was successful in obtaining forgiveness of interest that was due to the bridge lenders of $205,403. This has been treated as a capital contribution.

     In September 1994, the Company incurred a non cash compensation expense of $4,096,940 for the issuance of 1,241,497 shares of the Company's common stock.

     The Company incurred a non-cash compensation charge of approximately $990,000 from the issuance of 300,000 shares of common stock in connection with the bridge financing. $594,000 was expensed in 1994 and the balance of $396,000 was expensed in 1995.

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

[B] Revenue Recognition - The Company's policy is to record revenue upon installation of software. The Company recognizes hardware sales when the related system is completely installed. The Company recognizes revenue on services when the services are performed. The Company estimates unearned income and this is recognized over the time period that the related services are performed.

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

[F] Net Loss Per Share - Net loss per share was calculated based on the weighted average number of shares outstanding during the periods presented. Shares issued in connection with debt conversions or bridge financing were considered outstanding for the entire periods. All share data has been adjusted to reflect the 5 for 1 stock split in September of 1994.

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

For the year ended December 31, 1994, the Company had net sales to two customers that derived approximately 15% and 11% of net sales.

For the year ended December 31, 1995, the Company had net sales to one new customer, Work Family Directions, that generated approximately 71% of net sales. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company has been primarily an installer of proprietary software. As such, most of the Company's business has been of a nonrecurring nature. The Company must continually market both its proprietary software and parent involvement programs to new customers. To the extent, the Company is unsuccessful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

ADVANCED VOICE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS, Sheet #2
--------------------------------------------------------------------------------

[2] Summary of Significant Accounting Policies [Continued]

[G] Business Concentrations - [Continued] Most of the Company's business activity is with educational facilities or their representatives. The receivable balance is presented net of unearned income of approximately $85,000 and an allowance of approximately $13,000.

The Company normally requires deposits as a condition of sales.

[H] Capitalized Software and Development Costs - Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies that are significant and are susceptible to change in the near term. Capitalization of software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs is based upon the straight-line method over three years or projected future revenues whichever is less. At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. Research and development costs incurred before technological feasibility has been established are charged to operations and for the years ended December 31, 1995 and 1994 were $64,930 and $-0-, respectively.

[I] Capitalized Promotional Items - Capitalized promotional items consist of the cost of the production of promotional videos and booklets. These items are being amortized over an 18 month period. Amortization for the year ended December 31, 1995 was approximately $50,000.

[J] Cash Concentration - In 1995, the Company has approximately $350,000 in financial institutions that are subject to normal credit risk beyond insured amount.

[K] Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense was approximately $73,100 for the year ended December 31, 1995.

[3] Related Party Transactions

[A] Consulting Agreements

(i) On July 1, 1991, the Company entered into a written management consulting agreement until June 30, 1997 for an annual fee equal to five percent of the gross revenues of the Company. In the quarter ended September 30, 1994, the debt to this consultant totaling $151,664 was converted into 74,572 shares of the Company's common stock. Consulting fees for the years ended December 31, 1995 and 1994 were $-0- and $22,465, respectively. This agreement was terminated in 1994.

(ii) On June 30, 1988, the Company entered into a three year consulting agreement with a partnership for general management services for a minimum of $100,000 per year beginning July 1, 1988 and ending June 30, 1991. As of September 30, 1994, $131,692 on this obligation was classified as a bridge note payable and $168,308 was converted into 49,143 shares of the Company's common stock. This partnership was terminated as of June 30, 1991 and its assets were transferred to the three individual partners. In October of 1994, the Company entered into a new two year consulting and non-compete agreement with a corporation whereby a shareholder was also a former partner in the partnership terminated in June of 1991. As of December 31, 1995, $37,500 was due this corporation.

(iii) On March 11, 1992, the Company entered into an agreement with an individual for consulting services for $50,000 per year. For the years ended December 31, 1995 and 1994, the expense was $-0- and $52,500, respectively. During the quarter ended September 30, 1994, the debt of $30,500 to this consultant was converted into 12,200 shares of the Company's common stock. This agreement was terminated in 1994.

ADVANCED VOICE TECHNOLOGIES, INC
NOTES TO FINANCIAL STATEMENTS, Sheet #3
--------------------------------------------------------------------------------

[3] Related Party Transactions [Continued]

[A] Consulting Agreements [Continued]

(iv) On June 1, 1995, the Company entered into a 5 year consulting agreement contract with a stockholder for $190,000. The terms of the contract call for $100,000 payment at signing and two payments of $45,000 due on December 1, 1995 and June 1, 1996. The $45,000 payment due on December 31, 1995 was not paid. The total amortization on this agreement as of December 31, 1995 was $12,500.

[B] Office Rental - In January of 1995, the Company entered into a month-to-month lease for New York office space for approximately $13,500 per month with an entity in which one of the partners is also the Chairman of the Company.

[C] Demand Note - In July 1995, the Company in exchange for a demand note, advanced $160,000 to a partnership, which the Company's Chairman has an interest. The demand note accrues interest quarterly at a rate of 2% above prime. Interest of $7,883 was accrued and due at December 31, 1995 [See Note 11].

[D] Facility and Equipment Lease - On January 15,1995, the Company entered into a 13-month lease for space at a monthly rental of $2,200 for the benefit of a related party.

[4] Commitments

[A] Employment Agreements - On October 15, 1993, the Company extended a three-year employment agreement which was due to expire June 30, 1994, with its former Chairman and Chief Executive Officer until June 30, 1996 for an annual salary of $180,000. This employment agreement was terminated in July of 1994. During the quarter ended September 30, 1994, the liability to this individual totaling $176,238 was converted into 41,383 shares of the Company's stock.

[B] Facility and Equipment Lease - The Company leases office and warehouse space in Nashville, Tennessee for approximately $3,600 per month plus taxes and insurance premiums. This lease expires on September 30, 1996. In addition, the Company has an annual lease of approximately $3,100 for a copier [See Note 3B].

[C] License Agreement - On June 15, 1986, the Company signed a license agreement under patents with a licensor to pay royalties to the licensor for voice messaging products sold by the Company. As of December 31, 1995, $106,025 is reflected as a liability from 1992 for this agreement; however, management believes that it will not be liable for this entire amount. As there can be no assurances that management will be successful in contacting the licensor and resolving this liability, the entire amount has been accrued in these financial statements.

[D] Royalties - The Company entered into a royalty agreement with a licensor on November 8, 1984 to pay royalties on computer software that was developed by the licensor. The royalty is $35.00 per unit sold by the Company. In August of 1995, this agreement was terminated. The liability at December 31, 1995 is $3,815.

[E] Consulting and Employment Agreements - As of December 31, 1995, the Company has 11 outstanding agreements for a monthly compensation of approximately $60,000. In addition, the Company in 1994 had issued 585,466 options to purchase restricted shares of common stock of the Company exercisable at $3.30 per share. During 1995, the Company issued an additional 50,000 options to purchase restricted shares of the Company's common stock at an option price of $3.40 per share, and 30,000 options to purchase restricted shares at an option price of $3.50. All options are exercisable regardless of conclusion or termination of contract.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
--------------------------------------------------------------------------------

[4] Commitments [Continued]

[E] Consulting and Employment Agreements [Continued] - The following are the annual consulting and employment commitments for the years ended December 31:

1996                              $ 514,593
1997                                255,000
                                  ---------
   Total                          $ 769,593
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

[6] New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 could have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

[7] Litigation

The Company is not involved in any legal proceeding which management believes would have a material effect on the Company's financial position, operating results, or cash flows.

[8] Capital Stock

Per share data for all periods presented have been adjusted to reflect the 5-for-1 stock split approved September 16, 1994.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
--------------------------------------------------------------------------------

[8] Capital Stock [Continued]

In September of 1994, 150,000 shares of common stock were issued to the Company's Chairman and Chief Executive Officer, whose employment agreement was terminated in July of 1994. An additional 1,091,497 shares of the Company's common stock were issued to consultants and employees of the Company in September of 1994. A compensation expense of approximately $4,100,000 was incurred in the September 1994 quarter as a result of the issuance of the total of these 1,241,497 shares of Company's common stock.

In September of 1994, the Company converted $350,452 of debt to 135,915 shares of the Company's common stock to related parties [See Note 3A]. In addition, accounts payable balances totaling $176,238 were converted to 44,085 shares.

In 1990 and 1991, bridge loans totaling $310,808 and $189,192, respectively, were obtained to provide working capital to the Company. These notes totaling $500,000 were converted to 639,511 shares of the Company's common stock in September of 1994.

In September and October of 1994, the Company received $500,000 in bridge notes with 8% interest per annum which were repaid with proceeds from the close of the public offering in February 1995. The bridge loans have 300,000 units as additional consideration with each unit having one share of the Company's common stock, two Class A Warrants exercisable at $6.00 per share and one Class B Warrant exercisable at $10.00 per share. The total 300,000 shares of the Company's common stock represent a financing cost of approximately $990,000 that will be amortized through the completion of the public offering, which was February 16, 1995. Compensation expense of $594,000 was recorded for the year ended December 31, 1994 and the balance of $396,000 was recorded as compensation expense for the year ended December 31, 1995.

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

[9] Forgiveness of Interest Payable

During 1994, the Company was successful in obtaining forgiveness of interest that was due to the bridge lenders of $205,403. This was treated as a capital contribution.

[10] Going Concern

The Company's financial statements for the year ended December 31, 1995, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the financial statements, the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources and generate cash from operations. Management's viable plans in this regard include consideration of additional equity or debt financing, as well as the continuation of its efforts to maximize and accelerate the realization of meaningful revenues from both new and existing clients. However, no assurances can be given that the Company will be successful regarding their plans. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or attain positive cash flows from operations.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
--------------------------------------------------------------------------------

[11] Fair Value of Financial Instruments

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

[12] Subsequent Events [Unaudited]

[A] On April 1, 1996, $45,000 of the note receivable was repaid and on April 12, 1996 the balance of $115,000 was repaid with interest from a related party.


                               . . . . . . . . . .

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere herein:

Overview

During the 1980's and early 1990's, the Company invested significant resources in the design and testing of voice messaging products that serve the specific needs of certain markets, including education, healthcare, real estate, and automobile sales. In 1989, through the initiation of Dr, Jerold Bauch, a renowned educator at Vanderbilt University, the Company developed the Homework Hotline(R), a voicebased communications system designed to specifically and uniquely meet the needs of the education community. Since that time, over four hundred Homework Hotline(R) installations in primary and secondary schools in 32 states have proven the product's value and have helped build the Company's presence in the educational market.

In the schools in which it was installed, the Homework Hotline(R) has proven to be a vital product. Results showed not only increases in homework completion rates, higher attendance rates, higher school achievement, but also, and perhaps most importantly, greater parent involvement. With that specific advantage in the educational market, and greater competition in the generic business voice messaging market, the Company, in September, 1994, made the strategic decision to focus its financial and other resources exclusively on the education market. Since that time, the Company has transformed itself from a voice technology company to an educational services company, The Company is focused on providing programs and resources for parents, teachers and communities that improve parental involvement in children's education. The Company is utilizing communications and computer technology as a medium for delivering it's educational services and products. The Company is continuing to enhance its original and core product, the Homework Hotline Communication System, with proprietary training and parent/teacher support materials designed to broaden its appeal, reduce its competitive vulnerability, and increase the efficiency and effectiveness of its school district implementation.

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

This legislation has increased awareness in the value of parental involvement in the education process, the need for improvement in its implementation in most school communities, and has broadened funding sources for products and services such as those being developed by the Company. Additionally, funding is available not only from the educational community, but also from corporations, state and local governments, and not-for-profit organizations, which have earmarked funds to improve the educational system through investment in parent involvement programs. There can be no assurances that the Company will be successful in obtaining such funding to support its specific parent involvement programs.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

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

Not surprisingly, the change of corporate strategy from a voice technology company to an educational services company generated additional costs in software development and program development and new marketing efforts. These costs were not recouped by incremental sales in this calendar year. However, the software and programs developed were responsible for the contract realized with Work/Family Directions, Inc. which brought added revenue in the fourth quarter of 1995, as well as, for the opportunities the Company is currently in line with the State of California, the New York State Department of Education and the Southern Westchester BOCES.

The Company's auditors issued a going concern report on March 26, 1996. Management recognizes that the Company must generate additional resources and generate cash from operations. Management's viable plans in this regard include consideration of additional equity or debt financing, and obtaining additional contracts or agreements.

Year ended December 31, 1995 Compared to December 31, 1994

Results of Operations

The Company's net losses for the twelve months ended December 31, 1995 and 1994 were $2,811,914 and $5,493,795, respectively. This decrease in net loss of $2,681,881 is primarily a result of a decrease in non-cash compensation expense of $4,293,319 offset by an increase in operating expenses. The increase in operating expenses is in line with the Company's efforts to broaden its product line, to build a strong presence and corporate image within its marketplace, and to increase its market share for its Homework Hotline(R) Communications System.

The Company spent significant time and moneys enhancing its hardware and software offering and supplementing its Homework Hotline Communication System with proprietary training and parent/teacher support materials. The enhancements were designed to open the Company up to larger, more profitable sales opportunities by broadening the product's marketing appeal, reducing its competitive vulnerability, and increasing the efficiency and effectiveness of its school district implementation.

The Company began executing its new marketing efforts in June 1995. These efforts, which focused on communities and school district installations rather than one school at a time, in themselves generated a longer selling cycle. However, the fruits of the change in corporate strategy began to be realized in the fourth quarter as the Company increased sales over the same period a year ago by 627%. Further, as of the fourth quarter, the Company was in negotiation for several large flagship projects. These projects involve working with the largest states and cities in the country, corporations, and community organizations to implement the Company's parent involvement program on all impactful community-wide scale.

Sales for the twelve months ended December 31, 1995 and 1994 were $651,452 and $727,611, respectively. This decrease in net sales is attributable primarily to the Company's efforts to redirect the product emphasis. The Company entered into a contract with Work/Family Directions, Inc. to install Homework Hotline(R) in 100 schools. At December 31, 1995, the Company completed installation in 78 schools. It should be noted that the Company recognizes revenue for a given system or program only when such system is installed.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year ended December 31, 1995 Compared to December 31, 1994

Results of Operations [Continued]

For the year ended December 31, 1995, the Company had net sales to one new customer, Work Family Directions, that generated approximately 71% of net sales. The Company anticipates receiving an additional $250,000 from Work Family Direction in 1996 as payment for already contracted services. Moreover, the Company anticipates expanding its relationship with Work Family to encompass implementation of its parent involvement program in additional markets once the 100 school pilot program has proven successful. The Company believes this pilot program will be successful The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company is primarily an installer of proprietary software. As such, most of the Company's business is of a nonrecurring nature. The Company must continually market its products to new customers. Unless the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

Gross margin for the twelve months ended December 31, 1995 and 1994 was 66.7% and 59.8%, respectively. The increase in the gross margin was caused by the Company's ability to charge a higher unit price for its software.

Selling expenses for the twelve months ended December 31, 1995 were $1,110,037 versus $552,482 for the same period a year ago. The increase is attributable to the hiring of consultants and sales personnel and their related commissions of approximately $265,000, increased travel costs of approximately $124,000 and costs associated with the heightened scope and intensity of the Company's marketing efforts of approximately $158,000.

General and administrative expenses for the twelve months ended December 31, 1995 were $1,771,405 versus $609,578 for the same period a year ago. This increase is primarily attributable to an increase in salary expense of approximately $487,000, an increase in occupancy and related expenses of approximately $348,000 and an increase in consulting and professional fees of approximately $242,000.

Research and development expenses for the twelve months ended December 31, 1995 were $64,930 versus $-0- for the same period a year ago. This increase is primarily attributable to the Company's creation of prototype version's 1.2 and
2.0 of the Homework Hotline(R). Capitalized Software and Development costs will be amortized over the lessor of three years or the term of future revenue once development is complete. As of December 31, 1995, Software and Development costs were $666,421. This included Software and Development costs of $113,326 for version 1.2 of Homework Hotline(R) that was completed in October 1995. As of December 31, 1995 amortization of these costs was $9,444. The Company anticipates that version 2.0 of Homework Hotline(R) will be completed in May 1995.

Interest expense for the twelve months ended December 31, 1995 and 1994 was $13,472 and $48,267, respectively.

Liquidity and Capital Resources

At December 31,1995, the Company had a working capital of $346,709 and cash and cash equivalents of $356,260. The Company utilized $3,133,912 and $156,552 for operations for the twelve months ended December 31, 1995 and 1994, respectively. The Company used $1,385,019 and $-0- in investing activities for the twelve months ended December 31, 1995 and 1994, respectively. The Company generated $4,796,459 for the twelve months ended December 31, 1995 from financing activities which include the net proceeds from its public offering of $5,355,209 versus $232,400 for the same period in 1994.

The Company's cash balance at April 1, 1996 was $57,783. Management believes that it will continue to meet its short-term liquidity need by the completion and collection of the Work/Family Directions, Inc. contract and the collection of notes receivable. Management believes the Company will meet its long-term liquidity need by additional installations via a renewal of the Work/Family Directions, Inc. program, and/or the execution of initiatives previously noted in California, with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services.

The Company has no material commitments that could affect the Company's liquidity.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year ended December 31, 1995 Compared to December 31, 1994

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

The Company believes that it will derive additional cash flow from its projected increased sales, as experienced in the fourth quarter, resulting from new and expanded services and products.

New Authoritative Pronouncements

The Financial Accounting Standards Board ["FASB"] issued Statement of Financial Accounting Standards ["SFAS"] No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 could have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123, Accounting for Stock-Based Compensation, in October 1995. SFAS No. 123 uses a fair value based method of accounting for stock options and similar equity instruments as contrasted to the intrinsic value based method of accounting prescribed by Accounting Principles Board ["APB"] Opinion No. 25, Accounting for Stock Issued to Employees. The Company has not decided if it will adopt SFAS No. 123 or continue to apply APB Opinion No. 25 for financial reporting purposes. SFAS No. 123 will have to be adopted for financial statement note disclosure purposes in any event. The accounting requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995; the disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Year ended December 31, 1994 Compared to December 31, 1993

Results of Operations

The Company's operating losses for the years ended December 31, 1994 and 1993 were approximately $5,450,000 and $116,000, respectively. This increase in the operating loss of approximately $5,334,000 is a direct result of a decrease in sales of approximately $555,000 and a non cash compensation expense of approximately $4,690,000 that was incurred as a result of 1,541,497 shares of the Company's common stock issued [See Notes 7B and 9]. Selling expenses increased to $552,482 for the years ended December 31, 1994, from $154,151 for the year ended December 31, 1993. This increase of approximately $400,000 was primarily due to an increase in consulting expenses for marketing services.

During the period January 1, 1992 through December 31, 1994, the Company did not incur any research and development expenses. All research and development expenses were incurred prior to January 1, 1992. The Company will be significantly expanding its technological capabilities of its system, as well as enhancing it with the introduction of additional educational products and services. Consequently, the Company anticipates research and development expenses in the future.

The aforementioned losses are attributable to both lower than expected sales and a reduced average unit price due to competitive pressures. The Company was delinquent on a significant amount of accounts payable and negotiated settlements. A portion of the net proceeds from the offering, will be used to reduce any remaining delinquent liabilities. None of the Company's suppliers have stopped doing business with the Company as a result of the Company's financial condition. In fact, several suppliers, requiring that the Company remit payments on a COD basis, have changed the terms under which the Company does business with them. Upon the successful completion of the Company's public offering of common stock in February of 1995, many of the Company's suppliers once again extended standard payment terms.

Sales for the years ended December 31, 1994 and 1993 were approximately $728,000 and $1,282,000, respectively. Management believes that this decrease in sales is primarily attributable to the continuing decline of the Company's basic voice mail business combined with increasing competitive pressure for its Homework Hotline product. This increasing competitive pressure has had the effect of both decreasing revenue realized per system sold and increasing selling expense, thus squeezing the margins from 64% at December 31, 1993 to 59% at December 31, 1994 when certain selling expenses are added to the cost of goods sold. The Company's net losses for the years ended December 31, 1994 and 1993 were $5,612,595 and $181,933, respectively. The Company anticipates that sales in 1995 will increase as a result of managements efforts to increase its sales force with regional offices strategically located throughout the United States. Management believes that its projected increase in sales for 1995 will help the Company improve its operations to a profitable entity. The Company plans to return to profitable operations through broadening its market, restructuring its pricing schedule, and refocusing and substantially enhancing marketing efforts. Using the Homework Hotline Communications System as its launching pad, the Company plans to develop a broad parent involvement program, including such services as distance learning modules, accredited coursework for teachers, and other interactive and teleconferencing programs, which will all be focused on enabling parents to be more actively and productively involved in their child's education. The Company plans to charge parents a per student or per family monthly fee for accessing these services.

Interest expense for the years ended December 31, 1994 and 1993 was $48,267 and $66,150, respectively.

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Liquidity and Capital Resources

At December 31, 1994, the Company had a working capital [deficit] of $737,455 and cash of $78,732. The Company utilized $156,552 for operations for the year ended December 31, 1994. The Company generated $232,400 from financing activities for the year ended December 31, 1994. The Company believes that the net proceeds from the public offering of $4,605,650, together with anticipated cash generated from operations and bridge financing of $500,000 that was received in September and October 1994, should be sufficient to conduct its operations for at least eighteen months. Management believes that the conversion of approximately $1,040,000 of debt into equity in September of 1994 will also help the Company's working capital needs. The Company had no cash investing activities for the year ended December 31, 1994.

The Company has entered into annual employment and consulting agreements aggregating approximately $1,000,000 for 1995. The Company's anticipated annual lease rental [month to month] for 1995 is $225,000.

The Company believes that it will derive additional cash flow from its projected increased revenues, resulting from an expanded sales force. Therefore, the Company believes that no additional financing beyond the registration statement will be necessary.

Management does not believe there are any known trends, events or uncertainties that will affect its capital resources.