Form 10QSB/A
period 1996-03-31
ADVANCED VOICE TECHNOLOGIES INC
filed 1996-11-07
CIK 932694

Form 10-QSB/A

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to______________

For Quarter Ended____________                   Commission File Number 0-25480

                        ADVANCED VOICE TECHNOLOGIES, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                             62-1175379
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

                 369 Lexington Avenue, New York, New York 10017
               (Address of principal executive offices) (Zip Code)

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

                                  Yes _X_     No___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of May 14, 1996 3,721,497.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------


INDEX
--------------------------------------------------------------------------------




Item 1.  Financial Statements:

     Balance Sheet as of March 31, 1996  [Unaudited] ..................   1...2

     Statements of Operations for the three months ended
     March 31, 1996 and 1995 [Unaudited] ..............................   3

     Statement of Stockholders' Equity for the three months ended
     March 31, 1996 [Unaudited] .......................................   4

     Statements of Cash Flows for the three months ended
     March 31, 1996 and 1995 [Unaudited] ..............................   5

     Notes to Financial Statements ....................................   6...11

Item 2. Managements' Discussion and Analysis of the Financial Condition
        and Results of Operations ...................................    12...15

Signature .............................................................  16


                                   ----------

Item 1.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------





Assets:
Current Assets:
   Cash and Cash Equivalents                                     $        2,388
   Accounts Receivable - Net                                            124,335
   Inventory                                                             27,212
   Prepaid and Other Current Assets                                     118,106
   Note Receivable - Related Party                                      160,000
   Miscellaneous Receivables - Related Party                             15,163
                                                                 --------------

   Total Current Assets                                                 447,204

Equipment:
   Furniture, Fixtures and Equipment                                    348,746
   Less:  Accumulated Depreciation                                      (64,256)
                                                                 --------------

   Equipment - Net                                                      284,490
                                                                 --------------

Trademarks                                                                2,931

Less:  Accumulated Amortization                                          (2,492)
                                                                 --------------

   Trademarks - Net                                                         439
                                                                 --------------

Other Assets:
   Deposits                                                              10,457
   Capitalized Software and Development Costs - Net                     915,244
   Capitalized Promotional Items - Net                                  199,209
   Other Assets                                                         152,667
                                                                 --------------

   Total Other Assets                                                 1,277,577
                                                                 --------------
   Total Assets                                                  $    2,009,710
                                                                 ==============

The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
BALANCE SHEET AS OF MARCH 31, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------





Liabilities and Stockholders' Equity:
Current Liabilities:
   Accounts Payable                                              $      660,076
   Accrued Payroll Taxes                                                 56,863
   Accrued Expenses                                                      68,223
   Accrued Consulting Fees                                               45,000
                                                                 --------------

   Total Current Liabilities                                            830,162
                                                                 --------------

Commitments and Contingencies [4]                                            --
                                                                 --------------

Stockholders' Equity:
   Common Stock - $.0001 Par Value, 25,000,000 Shares
     Authorized; 3,721,497 Shares Issued and Outstanding                    371

   Additional Paid-in Capital                                        13,514,045

   Retained Earnings [Deficit]                                      (12,334,868)
                                                                 --------------

   Total Stockholders' Equity                                         1,179,548
                                                                 --------------

   Total Liabilities and Stockholders' Equity                    $    2,009,710
                                                                 ==============



The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                              Three months ended
                                                              ------------------
                                                                   March 31,
                                                                   ---------
                                                              1 9 9 6        1 9 9 5
                                                             --------        -------

Sales - Net                                               $    85,085    $    34,220

Cost of Goods Sold                                             28,243         11,339
                                                          -----------    -----------

   Gross Profit                                                56,842         22,881
                                                          -----------    -----------

Operating Expenses:
   Selling Expenses                                           219,202        183,946
   General and Administrative Expense                         317,994        382,923
   Depreciation and Amortization                               15,350         25,277
   Compensation Expense - Issuance of Stock and Options         3,450        396,000
   Rent and Other Expenses - Related Party                     49,707         15,068
   Research and Development Expense                             2,975         31,711
                                                          -----------    -----------

   Total Operating Expenses                                   608,678      1,034,925
                                                          -----------    -----------

   Operating [Loss]                                          (551,836)    (1,012,044)
                                                          -----------    -----------

Other Income [Expenses]:
   Interest Expense                                              (650)        (6,972)
   Interest Income                                              1,105         23,691
   Interest Income - Related Party                              4,486           --
   Miscellaneous Income [Expense]                                 946          9,406
                                                          -----------    -----------

   Other Income - Net                                           5,887         26,125
                                                          -----------    -----------

   Net [Loss]                                             $  (545,949)   $  (985,919)
                                                          ===========    ===========

   Net [Loss] Per Share                                   $      (.15)   $      (.30)
                                                          =============   ==========


   Average Number of Shares Outstanding                     3,724,497      3,341,164
                                                          ===========    ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE THREE MONTHS ENDED
MARCH 31, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------



                                                         Common Stock           Additional          Retained             Total
                                                         ------------             Paid-in           Earnings           Stockholders'
                                                     Shares       Amount          Capital           [Deficit]            Equity
                                                     ------       ------          -------           ---------            ------

Balance - January 1, 1996                          3,721,497        $371        $13,510,595        $(11,788,919)        $ 1,722,047

   Issuance of Options -
     Employee Compensation                              --           --               3,450                --                 3,450

   Net [Loss] for the three
     months ended March 31,  1996
                                                        --           --                --              (545,949)           (545,949)
                                                   ---------        ----        -----------        ------------         -----------

Balance - March 31, 1996
   [Unaudited]                                     3,721,497        $371        $13,514,045        $(12,334,868)        $ 1,179,548
                                                   =========        ====        ===========        ============         ===========




The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                             Three months ended
                                                                 March 31,
                                                                 ---------
                                                           1 9 9 6        1 9 9 5
                                                           -------        -------

   Net Cash - Operating Activities                        $ (88,431)   $  (700,835)
                                                          ---------    -----------

Investing Activities:
   Capital Expenditures                                      (5,254)       (90,429)
   Research and Development Costs                          (258,267)       (70,667)
   Other                                                     (1,920)        (3,225)
                                                          ---------    -----------

   Net Cash - Investing Activities                         (265,441)      (164,321)
                                                          ---------    -----------

Financing Activities:
   Cash Proceeds from Initial Public Offering                  --        4,605,650
   Repayment of Related Party Payables                         --          (46,266)
                                                          ---------    -----------

   Net Cash - Financing Activities                             --        4,559,384
                                                          ---------    -----------

   Net [Decrease] Increase in Cash and Cash Equivalents    (353,872)     3,694,228

Cash and Cash Equivalents - Beginning of Periods            356,260         78,732
                                                          ---------    -----------

   Cash and Cash Equivalents - End of Periods             $   2,388    $ 3,772,960
                                                          =========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                             $    --      $      --
     Income Taxes                                         $    --      $      --

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


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]
--------------------------------------------------------------------------------


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

For the three months ended March 31, 1996, the Company had net sales to a customer, Work Family Directions, who accounted for 71% of net sales in 1995 and that generated approximately 97% of net sales in 1996. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company has been primarily an installer of proprietary software. As such, most of the Company's business has been of a nonrecurring nature. The Company must continually market both its proprietary software and parent involvement programs to new customers. To the extent, the Company is unsuccessful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #2
[UNAUDITED]
--------------------------------------------------------------------------------


[2] Summary of Significant Accounting Policies [Continued]

[G] Business Concentrations - [Continued] - Most of the Company's business activity is with educational facilities or their representatives. The receivable balance is presented net of unearned income of approximately $83,000 and an allowance of approximately $13,000.

The Company normally requires deposits as a condition of sales.

[H] Capitalized Software and Development Costs - In accordance with the Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" the Company began to capitalize software development costs. This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. The Company capitalizes software development costs when technological feasibility is established. Technological feasibility is established upon completion of a detail program design or, in its absence, completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies that are significant and are susceptible to change in the near term. Capitalization of software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs is based upon the straight-line method over three years or projected future revenues whichever is less. At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. Research and development costs incurred before technological feasibility has been established are charged to operations and for the three months ended March 31, 1996 and 1995 were $2,975 and $31,711, respectively.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
--------------------------------------------------------------------------------


[3] Related Party Transactions

[A] Consulting Agreements

(i) On June 30, 1988, the Company entered into a three year consulting agreement with a partnership for general management services for a minimum of $100,000 per year beginning July 1, 1988 and ending June 30, 1991. As of September 30, 1994, $131,692 on this obligation was classified as a bridge note payable and $168,308 was converted into 49,143 shares of the Company's common stock. This partnership was terminated as of June 30, 1991 and its assets were transferred to the three individual partners. In October of 1994, the Company entered into a new two year consulting and non-compete agreement with a corporation whereby a shareholder was also a former partner in the partnership terminated in June of 1991. As of December 31, 1995, $37,500 was due this corporation.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------


[4] Commitments [Continued]

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

The following are the annual consulting and employment commitments for the twelve months ended March 31:

1997                                $     464,592
1998                                      162,502
                                    -------------

   Total                            $     627,094
   -----                            =============

[5] Income Taxes

The Company has net operating loss carryovers of approximately $6,500,000 as of December 31, 1995, expiring in the year 2003. For the three months ended March 31, 1996, the Company incurred an additional tax loss of approximately $500,000 and, therefore, there was no provisions for income taxes. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
--------------------------------------------------------------------------------

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

[9] Going Concern

The Company's financial statements for the three months ended March 31, 1996, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the audited December 31, 1995 financial statements, the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources and generate cash from operations. Management's viable plans in this regard include consideration of additional equity or debt financing, as well as the continuation of its efforts to maximize and accelerate the realization of meaningful revenues from both new and existing clients. In addition, the Company has been pursuing a co-marketing agreement which may additionally involve the licensing of rights to use certain of the Company's software and intellectual property. Management believes this agreement is particularly critical in an attempt to provide cash for operations for the next twelve months. Management believes that the co-marketing agreement can be implemented in the next six months. However, no assurances can be given that the Company will be successful regarding the other plans. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or attain positive cash flows from operations.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------


[10] Fair Value of Financial Instruments [Continued]

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



                                   ----------

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

In 1996, the Company began pursuing a co-marketing agreement with the sale of the Company's software and certain intellectual property rights. This agreement includes a non-refundable fee of $1,800,000.

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

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

Three months ended March 31, 1996 Compared to March 31, 1995

Results of Operations [Continued]

For the three months ended March 31, 1996, the Company had net sales to a customer, Work Family Directions, who accounted for 71% of net sales in 1995 and that generated approximately 97% of net sales in 1996. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company has been primarily an installer of proprietary software. As such, most of the Company's business has been of a nonrecurring nature. The Company must continually market both its proprietary software and parent involvement programs to new customers.
 To the extent, the Company is unsuccessful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

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

General and administrative expenses for the three months ended March 31, 1996 were $317,994 versus $382,923 for the same period a year ago. The principal reason for the decline was a decrease in consulting expenses of approximately $72,000 offset by an increase in professional fees of approximately $10,000.

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

Liquidity and Capital Resources

At March 31, 1996, the Company had negative working capital of $382,958 and cash and cash equivalents of $2,388. The Company utilized $88,431 and $700,835 for operations for the three months ended March 31, 1996 and 1995, respectively but anticipates generating cash from operations in the next 6 to 9 months. The Company used $265,441 and $164,321 in investing activities for the three months ended March 31, 1996 and 1995, respectively. The Company anticipates utilizing additional cash for investing activities in the next 6 to 9 months. The Company generated $-0- and $4,605,650 from financing activities for the quarter ending March 31, 1996 and 1995, however, believes they will generate cash from financing activities in the next 6 to 9 months. Historically, the Company has utilized cash for operations and investing activities and funded these usages by financing activities, primarily by the stock offering in 1995 which generated net proceeds of $6,325,000.

The Company's cash balance at May 9, 1996 was $126,229. Management believes that it will continue to meet its short-term liquidity needs by the completion and collection of the Work/Family Directions, Inc. contract and the finalization of a co-marketing agreement of significant magnitude that is being pursued and may additionally include a license for the Company's software and certain intellectual rights. Management believes the collection of an non-refundable fee of $1,800,000 will support the Company's cash requirements for the next twelve months. Management believes the Company will meet its long-term liquidity need by additional installations of its Homework Hotline

Communications Systems via a renewal of the Work/Family Directions, Inc. program, and/or the execution of initiatives previously noted in California, and with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services.

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

Cautionary Statements

When used anywhere in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward-looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

SIGNATURES
--------------------------------------------------------------------------------




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ADVANCED VOICE TECHNOLOGIES, INC.



Date: October 31, 1996                         By:/s/ Nancy Shalek
                                                  -------------------
                                               Nancy Shalek,
                                               Chairman of the Board and Chief
                                               Financial Officer