Form 10QSB/A
period 1996-06-30
ADVANCED VOICE TECHNOLOGIES INC
filed 1996-11-07
CIK 932694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549
                                    ---------

                                  FORM 10-QSB/A

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
INDEX
--------------------------------------------------------------------------------






Item 1. Financial Statements:

     Balance Sheet as of June 30, 1996  [Unaudited].....................  1...2

     Statements of Operations for the three and six months ended
     June 30, 1996 and 1995 [Unaudited].................................  3

     Statement of Stockholders' Equity for the six months ended
     June 30, 1996 [Unaudited]..........................................  4

     Statements of Cash Flows for the six months ended
     June 30, 1996 and 1995 [Unaudited].................................  5

     Notes to Financial Statements......................................  6...11

Item 2. Managements' Discussion and Analysis of the
        Financial Condition and Results of Operations................... 12...15



Signature............................................................... 16



                                   ----------

Item 1.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------



Assets:
Current Assets:
   Accounts Receivable - Net                          $    14,175
   Inventory                                               11,080
   Prepaid and Other Current Assets                       102,578
   Miscellaneous Receivables - Related Party                3,154
                                                      -----------

   Total Current Assets                                   130,987
                                                      -----------
Equipment:
   Furniture, Fixtures and Equipment                      349,219
   Less:  Accumulated Depreciation                        (79,327)
                                                      -----------
   Equipment - Net                                        269,892
                                                      -----------

Trademarks                                                  2,931

Less:  Accumulated Amortization                            (2,638)
                                                      -----------
   Trademarks - Net                                           293
                                                      -----------

Other Assets:
   Deposits                                                10,456
   Capitalized Software and Development Costs - Net     1,073,408
   Capitalized Promotional Items - Net                    149,488
   Other Assets                                           176,167
                                                      -----------

   Total Other Assets                                   1,409,519

   Total Assets                                       $ 1,810,691
                                                      ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
BALANCE SHEET AS OF JUNE 30, 1996.
[UNAUDITED]
--------------------------------------------------------------------------------




Liabilities and Stockholders' Equity:
Current Liabilities:
   Cash Overdraft                                          $      7,600
   Deferred Income                                                9,750
   Accounts Payable                                             781,821
   Accrued Payroll Taxes                                        150,303
   Accrued Expenses                                              54,405
   Accrued Expenses - Related Party                               1,137
   Accrued Consulting Fees                                       90,000
   Loan Payable - Related Party                                 135,000
                                                           ------------

   Total Current Liabilities                                  1,230,016
                                                           ------------

Commitments and Contingencies [4]                                    --
                                                           ------------

Stockholders' Equity:
   Common Stock - $.0001 Par Value, 25,000,000 Shares
     Authorized; 3,721,497 Shares Issued and Outstanding            372

   Additional Paid-in Capital                                13,514,044

   Retained Earnings [Deficit]                              (12,933,741)
                                                           ------------

   Total Stockholders' Equity                                   580,675
                                                           ------------

   Total Liabilities and Stockholders' Equity              $  1,810,691
                                                           ============



The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENTS OF OPERATIONS
[UNAUDITED]
--------------------------------------------------------------------------------


                                                                   Three months ended                      Six months ended
                                                                       June 30,                                June 30,
                                                                       --------                                --------
                                                               1 9 9 6            1 9 9 5            1 9 9 6             1 9 9 5
                                                               -------            -------            -------             -------
Sales - Net                                                 $   159,763         $    34,385         $   244,848         $    68,605

Cost of Sales                                                    41,833              17,283              70,076              28,622
                                                            -----------         -----------         -----------         -----------

   Gross Profit                                                 117,930              17,102             174,772              39,983
                                                            -----------         -----------         -----------         -----------

Operating Expenses:
   Selling Expenses                                             232,847             274,535             452,049             458,481
   General and Administrative Expense                           409,292             288,156             727,286             649,482
   Depreciation and Amortization                                 15,218               4,500              30,568               9,379
   Compensation Expense - Issuance of
     Stock and Options                                             --                  --                 3,450             396,000
   Rent and Other Expenses - Related
     Party                                                       55,139              64,382             104,846             121,445
   Research and Development Expense                                --                 9,036               2,975              40,747
                                                            -----------         -----------         -----------         -----------

   Total Operating Expenses                                     712,496             640,609           1,321,174           1,675,534
                                                            -----------         -----------         -----------         -----------

   Operating [Loss]                                            (594,566)           (623,507)         (1,146,402)         (1,635,551)
                                                            -----------         -----------         -----------         -----------

Other Income [Expenses]:
   Interest Expense                                              (4,937)               (650)             (5,587)             (7,622)
   Interest Income                                                   20              44,220               1,125              67,911
   Interest Income - Related Party                                  360                --                 4,846                --
   Miscellaneous Income [Expense]                                   250              17,498               1,196              26,904
                                                            -----------         -----------         -----------         -----------

   Other [Expense] Income - Net                                  (4,307)             61,068               1,580              87,193
                                                            -----------         -----------         -----------         -----------

   Net [Loss]                                               $(598,873)          $  (562,439)        $(1,144,822)        $(1,548,358)
                                                            ===========         ===========         ===========         ===========

   Net [Loss] Per Share                                     $      (.16)        $      (.15)        $      (.31)        $      (.44)
                                                            ===========         ===========         ===========         ===========

   Average Number of Shares
     Outstanding                                              3,724,497           3,724,497           3,724,497           3,489,414
                                                            ===========         ===========         ===========         ===========



The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------
STATEMENT OF STOCKHOLDERS' EQUITY FOR THE SIX MONTHS ENDED JUNE 30,
1996.
[UNAUDITED]
--------------------------------------------------------------------------------


                                                        Common Stock               Additional         Retained             Total
                                                        ------------                Paid-in           Earnings         Stockholders'
                                                   Shares          Amount           Capital           [Deficit]            Equity
                                                   ------          ------           -------           ---------            ------

Balance - January 1, 1996                        3,721,497      $        372      $ 13,510,594      $(11,788,919)      $  1,722,047

   Issuance of Options -
     Employee Compensation                            --                --               3,450              --                3,450

   Net [Loss] for the six
     months ended June 30, 1996
                                                      --                --                --          (1,144,822)        (1,144,822)
                                              ------------      ------------      ------------      ------------       ------------

Balance - June 30, 1996
   [Unaudited]                                   3,721,497      $        372      $ 13,514,044      $(12,933,741)      $    580,675
                                              ============      ============      ============      ============       ============




The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
--------------------------------------------------------------------------------


STATEMENTS OF CASH FLOWS
[UNAUDITED]
--------------------------------------------------------------------------------

                                                               Six months ended
                                                                   June 30,
                                                            1 9 9 6        1 9 9 5
                                                          -----------    -----------

   Net Cash - Operating Activities                        $  (215,895)   $(1,536,778)
                                                          -----------    -----------

Investing Activities:
   Capital Expenditures                                        (5,727)      (175,821)
   Software and Development Costs                            (435,317)      (237,326)
   Other                                                       (1,921)        (4,534)
                                                          -----------    -----------

   Net Cash - Investing Activities                           (442,965)      (417,681)
                                                          -----------    -----------

Financing Activities:
   Cash Overdraft                                               7,600           --
   Cash Proceeds from Initial Public Offering                    --        4,605,650
   Repayment of Related Party Payables                           --          (61,963)
   Proceeds of a Related Party Loan                           135,000           --
   Payment on a Related Party Receivable                      160,000           --
                                                          -----------    -----------

   Net Cash - Financing Activities                            302,600      4,543,687
                                                          -----------    -----------

   Net [Decrease] Increase in Cash and Cash Equivalents      (356,260)     2,589,228

Cash and Cash Equivalents - Beginning of Periods              356,260         78,732
                                                          -----------    -----------

   Cash and Cash Equivalents - End of Periods             $      --      $ 2,667,960
                                                          ===========    ===========

Supplemental Disclosures of Cash Flow Information:
   Cash paid during the periods for:
     Interest                                             $      --      $      --
     Income Taxes                                         $      --      $      --


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

For the six months ended June 30, 1996, the Company had net sales to a customer, Work Family Directions, who accounted for 71/% of net sales in 1995, and that generated approximately 84% of net sales in 1996. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company has been primarily an installer of proprietary software. As such, most of the Company's business has been of a nonrecurring nature. The Company must continually market both its proprietary software and parent involvement programs to new customers.

To the extent, the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #3
[UNAUDITED]
-------------------------------------------------------------------------------


[3] Related Party Transactions

[A] Consulting Agreements - (i) On June 30, 1988, the Company entered into a three year consulting agreement with a partnership for general management services for a minimum of $100,000 per year beginning July 1, 1988 and ending June 30, 1991. As of September 30, 1994, $131,692 on this obligation was classified as a bridge note payable and $168,308 was converted into 49,143 shares of the Company's common stock. This partnership was terminated as of June 30, 1991 and its assets were transferred to the three individual partners. In October of 1994, the Company entered into a new two year consulting and non-compete agreement with a corporation whereby a shareholder was also a former partner in the partnership terminated in June of 1991. As of December 31, 1995, $37,500 was due this corporation. (ii) On June 1, 1995, the Company entered into a 5 year consulting agreement contract with a stockholder for $190,000. The terms of the contract call for a $100,000 payment at signing and two payments of $45,000 due on December 1, 1995 and June 1, 1996. The two payments totaling $90,000 due on December 1, 1995 and June 1, 1996 were not paid and are still outstanding as of June 30, 1996. The accumulated amortization on this agreement as of June 30, 1996 was $41,167.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #4
[UNAUDITED]
--------------------------------------------------------------------------------

[4] Commitments [Continued]

The following are the annual consulting and employment commitments for the twelve months ended June 30:

1997                                $     380,000
1998                                       70,000
                                    -------------

   Total                            $     450,000
   -----                            =============

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

[5] Income Taxes

The Company has net operating loss carryovers of approximately $6,500,000 as of December 31, 1995, expiring in the year 2003. For the six months ended June 30, 1996, the Company has incurred an additional tax loss of approximately $1,000,000 and, therefore, there was no provisions for income taxes was made. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #5
[UNAUDITED]
-------------------------------------------------------------------------------

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

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS, Sheet #6
[UNAUDITED]
--------------------------------------------------------------------------------


[9] Going Concern

The Company's financial statements as of and for the six months ended June 30, 1996, have been prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the audited December 31, 1995 financial statements, as filed under Form 10-KSB, the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources and generate cash from operations. Management's viable plans in this regard include consideration of additional equity or debt financing, as well as the continuation of its efforts to maximize and accelerate the realization of meaningful revenues from both new and existing clients. In addition, the Company has been pursuing a co-marketing agreement which additionally includes a license to use certain of the Company's software and intellectual property. Management believes this agreement, with a non-refundable fee for $1,800,000 is particularly critical in an attempt to provide cash for operations for the next twelve months. Management believes that the co-marketing agreement can be implemented in the next six months. However, no assurances can be given that the Company will be successful regarding the other plans. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or attain positive cash flows from operations [See Note 10B].

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

ADVANCED VOICE TECHNOLOGIES, INC.
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS
--------------------------------------------------------------------------------



Six months ended June 30, 1996 Compared to June 30, 1995

Results of Operations [Continued]

For the six months ended June 30, 1996, the Company had net sales to a customer, Work Family Directions, who accounted for 71/% of net sales in 1995, and that generated approximately 84% of net sales in 1996. The loss of this significant customer could have a material adverse effect on the Company. In addition, the Company has been primarily an installer of proprietary software. As such, most of the Company's business has been of a nonrecurring nature. The Company must continually market both its proprietary software and parent involvement programs to new customers. To the extent, the Company is successful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

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

Liquidity and Capital Resources

At June 30, 1996, the Company had a working capital deficit of $1,099,029 and cash and cash equivalents of $-0-. The Company utilized $215,895 and $1,536,778 for operations for the six months ended June 30, 1996 and 1995, respectively, but anticipates generating cash from operations in the next 6 to 9 months. The Company used $442,965 and $417,681 in investing activities for the six months ended June 30, 1996 and 1995, respectively. The Company anticipates utilizing additional cash for investing activities in the next 6 to 9 months. The Company generated $302,600 and $4,543,687 from financing activities for the quarter ending June 30, 1996 and 1995, however, believes they will generate cash fro financing activities in the next 6 to 9 months. Historically, the Company has utilized cash for operations and investing activities and funds cash shortage by financing activities, primarily by the stock offering in 1995 which generates net proceeds of $6,325,000.

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

Cautionary Statements

When used anywhere in the Form 10-Q and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions (including confirmations by an authorized executive officer of the Company of any such expressions made by a third party with respect to the Company) are intended to identify "forward- looking statements," which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are set forth in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995. The Company specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

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