Form 10QSB
period 1996-09-30
ADVANCED VOICE TECHNOLOGIES INC
filed 1996-11-19
CIK 932694

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

                Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the quarter ended September 30, 1996          Commission File Number 0-25480
                      ------------------                                 -------

                        ADVANCED VOICE TECHNOLOGIES, INC.
                        ---------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                              62-1175379
            --------                                              ----------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

          369 Lexington Avenue
           New York, New York                                       10017
           ------------------                                       -----
(Address of principal executive offices)                          (Zip code)

Registrant's telephone number, including area code:  (212) 599-2062
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of 15(d) of the Securities and Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |X|   No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 13, 1996 was 3,721,497.

ADVANCED VOICE TECHNOLOGIES, INC.

INDEX

Item 1.  Financial Statements:

     Balance Sheet as of September 30, 1996 [Unaudited]................   3 - 4

     Statements of Operations for the three and nine months ended
     September 30, 1996 and 1995 [Unaudited]...........................   5

     Statement of Stockholders' Equity for the nine months ended
     September 30, 1996 [Unaudited]....................................   6

     Statements of Cash Flows for the nine months ended
     September 30, 1996 and 1995 [Unaudited]...........................   7

     Notes to Financial Statements.....................................   8 - 15

Item 2.  Managements' Discussion and Analysis of the Financial
         Condition and Results of Operations...........................  16 - 20

Signature .............................................................  21


                               ..................

Item 1.

ADVANCED VOICE TECHNOLOGIES, INC.

BALANCE SHEET AS OF SEPTEMBER 30, 1996.
[UNAUDITED]

Assets:
Current Assets:
  Cash                                                              $   636,182
  Accounts Receivable - Net                                               5,300
  Inventory                                                               8,769
  Prepaid and Other Current Assets                                       74,625
                                                                    -----------

  Total Current Assets                                                  724,876
                                                                    -----------
Equipment:
  Furniture, Fixtures and Equipment                                     349,219
  Less:  Accumulated Depreciation                                       (94,530)
                                                                    -----------

  Equipment - Net                                                       254,689
                                                                    -----------

Trademarks                                                                2,931

Less:  Accumulated Amortization                                          (2,785)
                                                                    -----------

  Trademarks - Net                                                          146
                                                                    -----------

Other Assets:
  Deposits                                                               11,918
  Capitalized Software and Development Costs - Net                    1,245,432
  Capitalized Promotional Items - Net                                    99,764
  Other Assets                                                          156,655
                                                                    -----------

  Total Other Assets                                                  1,513,769
                                                                    -----------

  Total Assets                                                      $ 2,493,480
                                                                    ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.

BALANCE SHEET AS OF SEPTEMBER 30, 1996
[UNAUDITED]

Liabilities and Stockholders' Equity:
Current Liabilities:
  Deferred Income                                                  $      7,375
  Accounts Payable                                                      578,725
  Accrued Payroll Taxes                                                 225,413
  Accrued Expenses                                                       23,572
  Accrued Consulting Fees                                               110,000
                                                                   ------------

  Total Current Liabilities                                             945,085
                                                                   ------------

Commitments and Contingencies                                              --
                                                                   ------------
Stockholders' Equity:
  Common Stock - $.0001 Par Value, 25,000,000 Shares
    Authorized; 3,721,497 Shares Issued and Outstanding                     372

  Additional Paid-in Capital                                         18,814,044

  Retained Earnings [Deficit]                                       (12,288,243)
                                                                   ------------

  Total                                                               6,526,173
  Less: Deferred Marketing Cost                                      (4,977,778)
                                                                   ------------

  Total Stockholders' Equity                                          1,548,395
                                                                   ------------

  Total Liabilities and Stockholders' Equity                       $  2,493,480
                                                                   ============


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.

STATEMENTS OF OPERATIONS
[UNAUDITED]

                                         Three months ended            Nine months ended
                                            September 30,                September 30,
                                            -------------                -------------
                                           1996          1995          1996          1995
                                           ----          ----          ----          ----
Sales - Net                            $ 1,847,477   $    76,785   $ 2,092,325   $   143,390

Cost of Sales                               24,066        22,953        94,142        51,575
                                       -----------   -----------   -----------   -----------

  Gross Profit                           1,823,411        53,832     1,998,183        93,815
                                       -----------   -----------   -----------   -----------

Operating Expenses:
  Selling Expenses                         219,852       288,478       671,901       746,959
  General and Administrative Expense       544,815       475,190     1,272,101     1,246,117
  Depreciation and Amortization             15,350        10,286        45,918        19,665
  Compensation Expense - Issuance of
    Stock and Options                         --            --           3,445          --
  Consulting Expense - Issuance of
    Stock and Options                      138,889          --         138,889       396,000
  Rent and Other Expenses - Related
    Party                                   65,845          --         170,691          --
  Research and Development Expense           3,990        12,741         6,965        53,488
  Marketing Cost - Issuance of Common
    Stock Purchase Warrant                 183,333          --         183,333          --
                                       -----------   -----------   -----------   -----------

  Total Operating Expenses               1,172,074       786,695     2,493,248     2,462,229
                                       -----------   -----------   -----------   -----------

  Operating Income [Loss]                  651,337      (732,863)     (495,065)   (2,368,414)
                                       -----------   -----------   -----------   -----------

Other Income [Expenses]:
  Interest Expense                         (12,800)         (650)      (18,387)       (8,272)
  Interest Expense - Related Party          (1,252)         --          (1,252)         --
  Interest Income                            4,332        33,755         5,457       101,666
  Interest Income - Related Party            3,411          --           8,257          --
  Miscellaneous Income [Expense]               470         3,009         1,666        29,913
                                       -----------   -----------   -----------   -----------

  Other [Expense] Income - Net              (5,839)       36,114        (4,259)      123,307
                                       -----------   -----------   -----------   -----------

  Net Income [Loss]                    $   645,498   $  (696,749)  $  (499,324)  $(2,245,107)
                                       ===========   ===========   ===========   ===========

  Net Income [Loss] Per Share          $       .17   $      (.19)  $      (.13)  $      (.64)
                                       ===========   ===========   ===========   ===========
  Average Number of Shares
    Outstanding                          3,724,497     3,721,497     3,724,497     3,525,571
                                       ===========   ===========   ===========   ===========


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.

STATEMENT OF STOCKHOLDERS' EQUITY FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1996.
[UNAUDITED]

----------------------------------------------------------------------------------------------------------------------------------
                                                               Deferred
                                       Common Stock           Marketing &                                                Total
                                 ------------------------     Consulting     Additional       Retained Earnings      Stockholders'
                                  Shares       Amount          Expense     Paid-in Capital        [Deficit]              Equity
----------------------------------------------------------------------------------------------------------------------------------
Balance - January 1, 1996        3,721,497   $        372          --        $ 13,510,594        $(11,788,919)       $  1,722,047
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Options -
Employee Compensation                 --             --            --               3,450                --                 3,450
----------------------------------------------------------------------------------------------------------------------------------
Issuance of Common Stock                                   $ (3,300,000)        3,300,000
Purchase Warrant                      --             --                                                  --                  --
----------------------------------------------------------------------------------------------------------------------------------
Stock Option Issued                                          (2,000,000)        2,000,000                --                  --
----------------------------------------------------------------------------------------------------------------------------------
Deferred Marketing Expense                                      183,333              --                  --               183,333
----------------------------------------------------------------------------------------------------------------------------------
Consulting Expense                    --             --         138,889              --                  --               138,889
----------------------------------------------------------------------------------------------------------------------------------
Net [Loss] for the nine
months ended September 30,
1996                                  --            --             --                --              (499,324)           (499,324)
==================================================================================================================================
Balance - September 30, 1996
[Unaudited]                      3,721,497   $        372  $ (4,977,778)     $ 18,814,044        $(12,288,243)       $  1,548,395
==================================================================================================================================


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.

STATEMENTS OF CASH FLOWS
[UNAUDITED]
                                                          Nine months ended
                                                            September 30,
                                                      --------------------------
                                                          1996          1995
                                                          ----          ----
  Net Cash - Operating Activities                     $   743,897   $(2,336,538)
                                                      -----------   -----------

Investing Activities:
  Capital Expenditures                                     (5,727)     (276,878)
  Software and Development Costs                         (616,786)     (463,754)
  Other                                                    (1,462)       (1,309)
                                                      -----------   -----------

  Net Cash - Investing Activities                        (623,975)     (950,213)
                                                      -----------   -----------

Financing Activities:
  Cash Proceeds from Initial Public Offering                 --       5,087,609
  Repayment of Related Party Payables                        --         (61,963)
  Proceeds of a Related Party Loan                        342,000          --
  Repayment of a Related Party Loan                      (342,000)         --
  Advances to a Related Party Receivable                 (435,000)         --
  Proceeds from a Related Party Receivable                595,000          --
  Repayment of Bridge Loan                                   --        (500,000)
                                                      -----------   -----------

Net Cash - Financing Activities                           160,000     4,525,646
                                                      -----------   -----------

  Net [Decrease] Increase in Cash and Cash
    Equivalents                                           279,922     1,238,895

Cash and Cash Equivalents - Beginning of Periods          356,260        78,732
                                                      -----------   -----------

  Cash and Cash Equivalents - End of Periods          $   636,182   $ 1,317,627
                                                      ===========   ===========

Supplemental Disclosures of Cash Flow Information:
  Cash paid during periods for:
    Interest                                          $      --     $      --
    State and Federal Income Taxes                           --            --

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

   The Company incurred a non-cash compensation expense of approximately $139,000 from the issuance of 800,000 options to consultants for the purchase of restricted common stock at a price of $4.43.

   The Company incurred a non-cash marketing expense of approximately $183,000 from the issuance of common stock purchase warrants in connection with the signing of the AT&T co-marketing agreement on August 6, 1996.


The Accompanying Notes are an Integral Part of These Financial Statements.

ADVANCED VOICE TECHNOLOGIES, INC.
NOTES TO FINANCIAL STATEMENTS
[UNAUDITED]

[1] Organization and Business

Advanced Voice Technologies, Inc., a Tennessee corporation (the "Company" or "AVT") was formed in October, 1983 under the name Tech Source, Inc. The Company was founded to develop custom hardware and software applications that would support the then early stage voice processing industry. In September 1994, the Company was merged with and into Advanced Voice Technologies, Inc., a Delaware corporation. At that time, the Company decided to focus its sales efforts around a single product, the Homework Hotline(R) Communication System, a voice messaging system designed to support parent involvement in primary and secondary education. In September 1995, the Company began marketing a newly enhanced Homework Hotline(R) Communications Program.

[2] Summary of Significant Accounting Policies

[A] Equipment and Depreciation - Equipment consists primarily of furniture, fixtures, telephones and computers and are stated at cost. Depreciation is provided over the estimated useful asset lives using the straight-line method over 5 years for computer and telephone equipment and 7 years for furniture.

[B] Revenue Recognition - The Company's policy is to record revenue upon installation of software. The Company recognizes hardware sales when the related system is completely installed. The Company recognizes revenue on services when the services are performed. The Company estimates unearned income and this is recognized over the time period that the related services are performed. Non-refundable license fees are recognized in the period in which they are earned.

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

[E] Inventory - Inventory is comprised of computer hardware and accessories necessary for the installation of the Company's software. The hardware is stated at the lower of cost (using the first-in, first-out (FIFO)) or market method.

[F] Net Loss Per Share - Net loss per share was calculated based on the weighted average number of shares outstanding during the periods presented. Shares equivalents are included if dilutive.

All share data has been adjusted to reflect the 5 for 1 stock split in September of 1994.

[G] Business Concentrations - The Company provides educational services and products for parents and teachers in order to help improve student achievement and increase parental involvement in communities throughout the United States. The Company utilizes communications and computer technology to deliver its services and products.

The Company utilizes standard PC-related hardware for its products. Voiceboards are available in quantity only from a few domestic suppliers. If the Company were to experience significant delays, interruptions or reductions in its supply of voiceboards, the Company's revenues and profits could be adversely affected.

For the nine months ended September 30, 1996, the Company had revenue from two customers each of which accounted for over 10% of the Company's net sales. Approximately 10.7% of the Company's net sales were derived from sales to Work/Family Directions, Inc. ("Work/Family") and approximately 86.0% of the Company's net sales were derived from sales to AT&T Corp. ("AT&T"). For the nine months ended September 30, 1995, the Company did not have a customer which accounted for over 10% of net sales. To the extent the Company is unsuccessful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

Deferred income of $7,375 is presented net of a receivable of $50,000. Accounts receivable is presented net of an allowance for doubtful accounts of $12,810.

The Company normally requires deposits as a condition of sales.

[H] Capitalized Software and Development Costs - In accordance with the Statement of Financial Accounting Standards No. 86 "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed" the Company began to capitalize software development costs. This statement specifies that costs incurred internally in creating a computer software product shall be charged to expense when incurred as research and development until technological feasibility has been established for the product. The Company capitalizes software development costs when technological feasibility is established. Technological feasibility is established upon completion of a detailed program design or, in its absence, completion of a working model. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs require considerable judgment by management with respect to certain external factors, including, but not limited to, anticipated future revenues, estimated economic life and changes in software and hardware technologies that are significant and are susceptible to change in the near term. Capitalization of software costs ceases when the product is available for general release to customers. Amortization of capitalized software development costs is based upon the straight-line method over three years (the remaining estimated economic life) or the ratio that current gross revenues bear to projected future revenues, whichever is less. At each balance sheet date, the unamortized capitalized costs of a computer software product is compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset is written off. Research and development costs incurred before technological feasibility has been established are charged to operations.

[I] Capitalized Promotional Items - Capitalized promotional items consist of the cost of the production of promotional videos and booklets. These items are being amortized over an 18 month period. Amortization expense for the nine months ended September 30, 1996 was $147,948 and is included in general and administrative expenses.

[J] Advertising Costs - The Company expenses advertising costs as incurred. Advertising expense was approximately $71,800 for the nine months ended September 30, 1996.

[K] Basis of Reporting - The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b)of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, such statements include all adjustments which are considered necessary in order to make the interim financial statements not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and notes for the year ended December 31, 1995 included in the Advanced Voice Technologies, Inc. Form 10-KSB.

[L] Stock Options and Similar Equity Instruments Issued to Employees - The Company uses the intrinsic value method to recognize cost in accordance with APB 25 (Accounting for Stock Issued to Employees).

[M] Reclassification - Certain items from prior years' financial statements have been reclassified to conform to current period's presentation.

[N] Cash Concentration - On September 30, 1996, the Company had $490,652 in financial institutions that are subject to normal credit risk beyond insured amounts.

[3] Related Party Transactions

[A] Consulting Agreements - (i) On June 30, 1988, the Company entered into a three year consulting agreement with a partnership for general management services for a minimum of $100,000 per year beginning July 1, 1988 and ending June 30, 1991. As of June 30, 1994, $131,692 on this obligation was classified as a bridge note payable and $168,308 was converted into 49,143 shares of the Company's common stock. This partnership was terminated as of June 30, 1991 and its assets were transferred to the three individual partners. In October of 1994, the Company entered into a new two year consulting and non-compete agreement with a corporation, a shareholder of which was also a former partner in the partnership terminated in June of 1991. As of September 30, 1996, $18,750 was due this corporation. (ii) On June 1, 1995, the Company entered into a five year consulting agreement with a stockholder for $190,000. The terms of the agreement call for a $100,000 payment at signing and two payments of $45,000 due on December 1, 1995 and June 1, 1996. The two payments totaling $90,000 due on December 1, 1995 and June 1, 1996 were not paid and are still outstanding as of September 30, 1996. The accumulated amortization on this agreement as of September 30, 1996 was $38,750.

[B] Leases - In January 1995, the Company entered into month-to-month leases for New York office space with an entity in which the Chairman of the Company is a partner. The partnership is currently charging $16,100 per month for the use of this full-service office space and attendant office services. As of November 1996, the Company entered into a 10-year lease in midtown Manhattan with an unaffiliated third party. Pursuant to this lease, the Company will pay rent of $8,617.50 per month for the first three years, $9,096.25 per month for the next four years and $9,814.38 per month for the balance of the lease term. On January 15,1995, the Company entered into a 13-month lease for space at a monthly rental of $2,200 for the benefit of the Company's president. In February 1996, this lease was renewed on a month-to-month basis. Rent expense for the aforementioned leases as of September 30, 1996 was $156,495.

[C] Demand Note - In July 1995, the Company, in exchange for a demand note, advanced $160,000 to a partnership in which the Company's Chairman has an interest. The demand note accrues interest quarterly at a rate of 2% above prime. Interest of $7,883 was accrued and due at December 31, 1995. On April 1, 1996, $45,000 of this note was repaid and on April 12, 1996, the balance of $115,000 was repaid with interest. During the quarter ended September 30, 1996 the Company, in exchange for demand notes, advanced an aggregate of $435,000 to the aforementioned entity. The demand notes accrued interest at the rate of 2% above prime, or 10.25%. The demand notes, plus applicable interest, were repaid on September 30, 1996.

[D] Loan Payable - From June 1996 through July 1996, the Company, in exchange for demand notes, was advanced an aggregate amount of $342,000 from a partnership in which the Company's Chairman has an interest. The notes accrued interest at a rate of 2% above prime, or 10.25%. The demand notes, plus applicable interest, were repaid on August 9, 1996.

[4] Commitments and Contingencies

[A] Facility and Equipment Lease - In September 1996, the Company renewed its lease for office and warehouse space in Nashville, Tennessee for three additional years. The lease calls for payment of approximately $3,600 per month plus taxes and insurance premiums. In addition, the Company has an annual lease of approximately $4,900 for a copier. Expenses for the aforementioned leases as of September 30, 1996 were $39,422 (See Note 3B).

[B] License Agreement - On June 15, 1986, the Company signed a license agreement with the owner of certain patents to pay royalties to the licensor for voice messaging products sold by the Company. As of September 30, 1996, $106,025 is reflected as a liability from 1992 for this agreement. However, management believes that it will not be liable for this entire amount. As there can be no assurances that management will be successful in contacting the licensor and resolving this liability, the entire amount has been accrued in these financial statements.

[C] Royalties - The Company entered into a royalty agreement with a licensor on November 8, 1984 to pay royalties on computer software that was developed by the licensor. The royalty is $35.00 per unit sold by the Company. In August of 1995, this agreement was terminated. The liability at September 30, 1996 is $4,725.

[D] Consulting and Employment Agreements - As of September 30, 1996, the Company has 5 outstanding agreements for a monthly compensation of approximately $28,000. The following are the annual consulting and employment commitments for the twelve months ended September 30:

       1997                         $  333,753
       1998                             12,500
                                    ----------

       Total                        $  346,253
       -----                        ==========

In addition, in 1994, the Company issued a total of 567,284 options to consultants and employees to enable them to purchase restricted shares of the Company's common stock, exercisable at a price of $3.30 per share through June 30, 1998. During 1995, the Company issued additional options to consultants and employees to enable them to purchase restricted shares of the Company's common stock: a total of 50,000 options exercisable at a price of $3.40 per share through June 12, 2002 and a total of 30,000 options exercisable at a price of $3.50 per share, 20,000 of which are exercisable through June 12, 2002, 5,000 of which are exercisable through August 16, 2002, and 5,000 of which are exercisable through August 20, 2002 . All options are exercisable regardless of conclusion or termination of contract.

[5] Income Taxes

The Company has net operating loss carryovers of approximately $6,500,000 as of December 31, 1995, expiring in the year 2003. For the nine months ended September 30, 1996, the Company has incurred an additional tax loss of approximately $170,000 and, therefore, no provision for income taxes was made. However, based upon present Internal Revenue regulations governing the utilization of net operating loss carryovers where the corporation has issued substantial additional stock, most of this loss carryover may not be available to the Company.

Generally Accepted Accounting Principles ("GAAP") require the establishment of a deferred tax asset for all deductible temporary differences and operating loss carryforwards. However, because of the uncertainty of realization of the operating loss carryforward, any deferred tax asset established for utilization of the Company's tax loss carryforwards would correspondingly require a valuation allowance of the same amount. Accordingly, no deferred tax asset is reflected in these financial statements.

[6] New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. SFAS No. 121 may have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ("APB")Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company adopted the disclosure requirements on January 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 15, 1995. The FASB has also issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." which is effective for transactions occurring after December 31, 1996. SFAS No. 125 is not expected to have a material impact on the Company's financial statements.

[7] Litigation

The Company is not involved in any legal proceeding which management believes would have a material effect on the Company's financial position, operating results, or cash flows.

[8] Capital Stock

In September and October of 1994, the Company received $500,000 in bridge notes with 8% interest per annum which were repaid with proceeds from the closing of the public offering in February 1995. The bridge loans had 300,000 units as additional consideration with each unit having one share of the Company's common stock, two Class A Warrants exercisable at $6.00 per share and one Class B Warrant exercisable at $10.00 per share. The total 300,000 shares of the Company's common stock represent a financing cost of approximately $990,000 that was amortized through the completion of the public offering, which was February 16, 1995. Compensation expense of $594,000 was recorded for the year ended December 31, 1994 and the balance of $396,000 was recorded as compensation expense in the quarter ending March 31, 1995.

The Company filed a registration statement covering 1,000,000 units at $5.50 per unit, which was declared effective in February of 1995. Each unit consisted of one share of common stock and one Class A redeemable common warrant exercisable at $6.00 per share during the three-year period commencing two years from the effective date of the registration statement. In February of 1995, the Company successfully closed this public offering with an over allotment of 150,000 units exercised and received net proceeds of $4,605,650. Bridge notes of $515,000 including accrued interest, underwriting costs of $1,104,350 and a prepaid consulting fee of $100,000 were paid at the closing. Additional underwriting costs amounting to $133,041 were paid after the closing date.

To date, the Company has issued a total of 1,533,466 options to employees and consultants pursuant to the Company's non-qualified stock option plan. These options allow those employees and consultants to purchase restricted shares of the Company's common stock. The options have been granted at various exercise prices, as determined at the time of each grant after giving consideration to market price on the date of grant and the restricted nature of the underlying stock, among other things. All options granted to date remain exercisable until expiration, regardless of the conclusion or termination of any employment or consulting agreement.

In 1994, the Company issued a total of 585,466 options exercisable at a price of $3.30 per share through June 30, 1998. During 1995, the Company issued a total of 50,000 options exercisable at a price of $3.40 per share through June 12, 2002, and a total of 30,000 options exercisable at a price of $3.50 per share, 20,000 of which are exercisable through June 12, 2002, 5,000 of which are exercisable through August 16, 2002, and 5,000 of which are exercisable through August 20, 2002 . On January 1, 1996, the Company issued 3,000 options to an employee exercisable at a price of $0.50 per share through December 31, 1999. The Company recorded compensation expense of $3,450, which represents the difference between the option exercise price and the estimated fair market value at issuance. On May 6, 1996, the Company issued a total of 60,000 options exercisable at a price of $3.975 per share through May 6, 2000. On July 15, 1996, the Company issued a total of 800,000 options exercisable at a price of $4.43 per share through July 14, 1999. The Company recorded a deferred consulting expense of $2,000,000 which represents the difference between the option exercise price and the estimated fair market value of the 800,000 shares at the time of the options' issuance. The deferred consulting expense will be amortized over the exercise period of the options. On July 15, 1996, the Company also issued 5,000 options exercisable at a price of $8.13 per share through July 14, 1999.

On August 6, 1996, the Company, as part of its co-marketing agreement with AT&T, issued AT&T a warrant representing the right to purchase, for $.10 per share, that number of shares in the Company that would give AT&T ownership of 40% of the sum of the outstanding shares, including the shares that underlie the warrant. On the first anniversary of the agreement, a portion of the warrant representing a 10% ownership share in the Company, or currently 413,500 shares, will vest and become exercisable. The remainder of the warrant will vest in increments as certain business hurdles are met, with full vesting contingent on the Company's realizing $20,000,000 in revenue from this agreement. The Company recorded a deferred marketing cost of $3,300,000 which represents the difference between the warrant exercise price and the estimated fair market value of the 413,500 shares at the time of the warrant's issuance. The deferred marketing cost will be amortized over the life of the AT&T agreement.

[9] Going Concern

The Company's financial statements as of December 31, 1995, were prepared on a going concern basis which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As shown in the audited December 31, 1995 financial statements, as filed under Form 10-KSB and Form 10-KSB/A(1), the Company suffered a loss from operations of approximately $3,000,000, utilized approximately $3,100,000 in cash for operations and had insufficient revenues and gross profit to meet its operating expenses. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management recognizes that the Company must generate additional resources and generate cash from operations. Management's plans in this regard include consideration of additional equity or debt financing, as well as the continuation of its efforts to maximize and accelerate the realization of meaningful revenues from both new and existing clients. Management believes that the Company will meet its long-term liquidity needs through additional installations of its Homework Hotline(R) Communications System as a result of one or more of (i) a renewal of the Work/Family program, (ii)the co-marketing agreement with AT&T, and/or (iii) the execution of initiatives in the states of California and New York. However, no assurances can be given that the Company will be successful regarding these plans. Further, there can be no assurance, assuming the Company successfully raises additional funds, that the Company will achieve profitability or attain positive cash flows from operations.

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

[11] Co-Marketing Agreement

On August 6, 1996, the Company signed a co-marketing agreement with AT&T to help implement and support AT&T's program to offer voice messaging services to primary and secondary schools across the United States. As part of the agreement, the Company issued AT&T a warrant representing the right to purchase, for $.10 per share, that number of shares in the Company that would give AT&T ownership of 40% of the sum of the outstanding shares, including the shares that underlie the warrant. On the first anniversary of the agreement, a portion of the warrant representing a 10% ownership share in the Company, or currently 413,500 shares, will vest and become exercisable. The remainder of the warrant will vest in increments as certain business hurdles are met, with full vesting contingent n the Company's realizing $20,000,000 in revenue from this agreement.


                               . . . . . . . . . .

Item 2.

ADVANCED VOICE TECHNOLOGIES, INC.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the historical financial statements of the Company and notes thereto included elsewhere herein:

Overview

During the 1980's and early 1990's, the Company invested significant resources in the design and testing of voice messaging products that serve the specific needs of certain markets, including education, healthcare, real estate, and automobile sales. In 1989, through the initiation of Dr. Jerold Bauch, a renowned educator at Vanderbilt University, the Company developed the Homework Hotline(R), a voice-based communications system designed to specifically and uniquely meet the needs of the education community. Since that time, over five hundred Homework Hotline(R) installations in primary and secondary schools in 32 states have proven the product's value and have helped build the Company's presence in the educational market.

In the schools in which it was installed, the Homework Hotline(R) Communications System has proven to be a vital product. Results showed not only increases in homework completion rates, higher attendance rates, higher school achievement, but also, and perhaps most importantly, greater parent involvement. With that specific advantage in the educational market, and greater competition in the generic business voice messaging market, the Company, in September, 1994, made the strategic decision to focus its financial and other resources exclusively on the education market. Since that time, the Company has transformed itself from a voice technology company to an educational services company, The Company is focused on providing programs and resources for parents, teachers and communities that improve parental involvement in children's education. The Company is utilizing communications and computer technology as a medium for delivering its educational services and products. The Company is continuing to enhance its original and core product, the Homework Hotline(R) Communication System, with proprietary training and parent/teacher support materials designed to broaden its appeal, reduce its competitive vulnerability, and increase the efficiency and effectiveness of its school district implementation.

Using the Homework Hotline(R) Communications System as the cornerstone of a comprehensive parent involvement program, the Company is continuing to develop such additional services as teacher staff development modules, parent and community involvement assessment tools, parenting education, support materials and helplines, and other services which are all focused on enabling parents to be more actively and productively involved in their child's education. An advisory board of leading educators and school administrators has been established to provide ongoing supervision of existing program content, to help in the development and enhancement of new products and services and to insure and promote the Company's reputation as the leading provider of educational services. The Company plans to make its services and resources accessible via multiple communication systems, including the telephone, video, print, personal computer and interactive cable television.

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

The Company has been selected as a provider of its service for several large flagship projects in the State of California, with the New York State Department of Education and the Southern Westchester Board of Cooperative Educational Services ("BOCES") which involve working with corporations, school districts, and community organizations to implement the Company's parent involvement program on a community-wide scale.

In October 1995, the Company entered into a contract with Work/Family Directions, Inc. to implement its parent involvement program in 100 schools in 10 communities around the country during the 1995/96 school year. Work/Family Directions is a service organization which creates and manages programs on behalf of the American Business Collaboration, a consortium of Fortune 500 companies, including such corporations as IBM, NYNEX and Aetna Insurance (a few of the Homework Hotline program's "Champions"), that have decided to work together to develop and implement certain support services that can help their employees better manage the juggling act between work and home responsibilities. Typically, Work/Family Directions will create and pilot a new program, compile and report the results of such a pilot, and then, if successful, work on behalf of the Champions to expand the program to a number of additional markets. This ten community implementation is just such a pilot. The pilot was completed during the second quarter of 1996. As of September 30, 1996, Work/Family Directions and the Company have deemed the pilot successful, and are working on plans to significantly expand the progrm during the 1996/97 and 1997/98 school years.

In August 1996, the Company signed a co-marketing agreement with AT&T to help implement and support AT&T's program to offer voice messaging services to primary and secondary schools across the United States. As part of this agreement, which has an initial term of 3 years, AT&T has purchased rights to a non-exclusive license to use the Company's software and certain intellectual property rights.

Not surprisingly, the change of corporate strategy from a voice technology company to an educational services company generated additional costs in software and program development and new marketing efforts. To date, these costs have not been fully recouped by incremental sales. However, the software and programs developed have been responsible for the contracts realized with Work/Family Directions and AT&T, as well as for the opportunities the Company is currently pursuing with the State of California, the New York State Department of Education and the Southern Westchester BOCES.

Nine months ended September 30, 1996 Compared to September 30, 1995

Results of Operations

The Company's net losses for the nine months ended September 30, 1996 and 1995 were $499,324 and $2,245,107 respectively. This decrease in net loss of $1,745,783 is primarily attributable to the $1,800,000 non-refundable licensing fee associated with the AT&T co-marketing agreement signed in August 1996.

The Company spent significant time and money enhancing its hardware and software offering and supplementing its Homework Hotline(R) Communication System with proprietary training and parent/teacher support materials. The enhancements were designed to open the Company up to larger, more profitable sales opportunities as evidenced by the Work/Family Directions and the AT&T agreement.

Net sales for the nine months ended September 30, 1996 and 1995 were $2,092,325 and $143,390 respectively. This increase of approximately $1,949,000 in net sales is attributable primarily to the contract obtained from Work/Family Directions to install the Homework Hotline(R) Communications Program in 100 schools and the $1,800,000 non-refundable licensing fee associated with the AT&T co-marketing agreement signed in August, 1996. It should be noted that the Company recognizes revenue for a given system or program only when such system is installed.

For the nine months ended September 30, 1996, the Company had revenue from two customers each of which accounted for over 10% of its net sales. Approximately 10.7% of the Company's net sales were derived from sales to Work/Family and approximately 86.0% of the Company's net sales were derived from sales to AT&T. For the nine months ended September 30, 1995, the Company did not have a customer which accounted for over 10% of net sales. To the extent, the Company is unsuccessful in attracting new customers for its products, the loss of any one significant customer, or group of customers, will have a severe negative impact to the Company in the near term.

Gross margin for the nine months ended September 30, 1996 and 1995 was 95.5% and 65.5% respectively. The non-refundable AT&T licensing fee associated with the co-marketing agreement was primarily responsible for this increase.

Selling expenses for the nine months ended September 30, 1996 were $671,901 versus $746,959 for the same period a year ago.

General and administrative expenses for the nine months ended September 30, 1996 were $1,272,101 versus $1,246,117 for the same period a year ago. The increase in general and administrative expenses was primarily attributable to additional legal and professional expenses incurred in connection with the co-marketing agreement with AT&T.

Research and development expenses for the nine months ended September 30, 1996 were $6,965 versus $53,488 for the same period a year ago. During the year ended December 31, 1995, the Company had created a prototype for versions 1.2 and 2.0 of the Homework Hotline(R) software. As of September 30, 1996, capitalized Software and Development costs were $1,245,432. This included Software and Development costs of $113,326 for version 1.2 of the Homework Hotline(R) software that was completed in October 1995. As of September 30, 1996 accumulated amortization of these costs was $37,774. As of September 30, 1996, version 2.0 of the Homework Hotline(R) software was ready for beta-testing. The software will be beta-tested during the fourth quarter of 1996.

Interest expense for the nine months ended September 30, 1996 and 1995 was $18,387 and $8,272, respectively.

Liquidity and Capital Resources

At September 30, 1996, the Company had a working capital deficit of $220,209 and cash and cash equivalents of $636,182. The Company generated cash from operations of $743,897 for the nine months ended September 30, 1996, as compared to a cash flow deficit of $2,336,538 for the nine months ended September 30, 1995. The Company used $623,975 and $950,213 in investing activities for the nine months ended September 30, 1996 and 1995, respectively. The Company generated $160,000 and $4,525,646 from financing activities for the quarter ending September 30, 1996 and 1995. Historically, the Company has utilized cash for operations and investing activities and funds cash shortages by financing activities, primarily by a stock offering in 1995 with net proceeds of $5,087,609.

Management believes the Company will meet its long-term liquidity need by additional installations via a renewal of the Work/Family Directions program, the AT&T agreement, and/or the execution of initiatives previously noted in California, with the New York State Department of Education and the Southern Westchester BOCES.

Should the Company require additional equity funding, it must first obtain prior written consent from the underwriter of the public offering. This restriction is for a period of 24 months after the effective date of the registration statement, which occurred on February 6, 1995. Consequently, the Company could be restricted by this underwriting agreement from meeting its liquidity needs.

New Authoritative Pronouncements

The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting

Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, in March of 1995. SFAS No. 121 establishes accounting standards for the impairment of long-lived assets, certain identifiable intangibles, and goodwill related to those assets to be held and used, and for long-lived assets and certain identifiable intangibles to be disposed of. SFAS No. 121 is effective for financial statements issued for fiscal years beginning after December 15, 1995. Adoption of SFAS No. 121 may have a material impact on the Company's financial statements.

The FASB has also issued SFAS No. 123 "Accounting for Stock-Based Compensation," in October 1995. SFAS No. 123 uses a fair value based method of recognition for stock options and similar equity instruments issued to employees as contrasted to the intrinsic valued based method of accounting prescribed by Accounting Principles board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." The recognition requirements of SFAS No. 123 are effective for transactions entered into in fiscal years that begin after December 15, 1995. The Company will continue to apply Opinion No. 25 in recognizing its stock based employee arrangements. The disclosure requirements of SFAS No. 123 are effective for financial statements for fiscal years beginning after December 15, 1995. The Company will adopt the disclosure requirements on December 1, 1996. SFAS 123 also applies to transactions in which an entity issues its equity instruments to acquire goods or services from non-employees. Those transactions must be accounting for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable. This requirement is effective for transactions entered into after December 31, 1995.

Impact of Inflation

The Company does not believe that inflation has had a material adverse effect on sales or income during the past periods. Increases in supplies or other operating costs could adversely affect the Company's operations; however, the Company believes it could increase prices to offset increases in costs of goods sold or other operating costs.

Cautionary Statements

When used anywhere in the Form 10-QSB and in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases and in oral statements made with the approval of an authorized executive officer of the Company, the word or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimated", "project", or "outlook" or similar expressions made by a third party with respect to the Company are intended to identify "forward-looking statements", which speak only as of the date made. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical earnings and those presently anticipated or projected. Such risks and uncertainties are set forth in the Company's Annual Report on Form 10-KSB/A(1) for the year ended December 31, 1995. The Company specifically declines any obligation to release publicly the result of any revisions which may be made to any forward-looking statements to reflect anticipated or unanticipated events or circumstances occurring after the date of such statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       ADVANCED VOICE TECHNOLOGIES, INC.


Date: November 18, 1996                By: /s/ Nancy Shalek
                                           -----------------------------------
                                           Nancy Shalek,
                                           Chairman of the Board and Chief
                                           Financial Officer